Form 10-Q
period 1996-03-31
SFP PIPELINE HOLDINGS INC
filed 1996-05-15
CIK 865459

- - -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-10595

                          SFP PIPELINE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                  36-3713699
(STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               301 NUGGET AVENUE
                             SPARKS, NEVADA  89431
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (702) 358-6971
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  [X]     NO  [_]

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ($0.01 PAR VALUE) AS OF MAY 10, 1996: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

- - -------------------------------------------------------------------------------

                          SFP PIPELINE HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----
          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet at March 31, 1996 and
     December 31, 1995...................................     1

   Consolidated Statement of Operations for the
     three-month periods ended March 31, 1996 and 1995...     2

   Consolidated Statement of Cash Flows for the
     three-month periods ended March 31, 1996 and 1995...     3

   Notes to Consolidated Financial Statements............     4

Item 2.  Management's Narrative Analysis of the
         Results of Operations...........................     5

Financial Information of Santa Fe Pacific Pipeline
  Partners, L.P..........................................     *

Summary Financial Information of Santa Fe
  Pacific Corporation....................................     6

              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................     9

Item 6.  Exhibits and Reports on Form 8-K................     9

Signature................................................     9

* Incorporated by reference from Part I of the Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended March 31, 1996 (Commission File Number 1-10066)

                          SFP PIPELINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                March 31,  December 31,
                                                                   1996      1995
                                                                ---------  ------------
                                  A S S E T S
Current assets
  Cash and cash equivalents .................................... $  9,872    $  7,890
  Interest receivable ..........................................    1,037       1,148
  Other current assets .........................................      571         450
                                                                 --------    --------
    Total current assets .......................................   11,480       9,488
Investment in Santa Fe Pacific Pipeline Partners, L.P. .........   63,685      63,402
Notes receivable from Santa Fe Pacific Corporation .............  130,000     130,000
Debt issuance costs, net .......................................    6,959       7,080
Other assets ...................................................    2,810       2,676
                                                                 --------    --------
    Total assets ............................................... $214,934    $212,646
                                                                 ========    ========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Interest payable ............................................. $  6,111    $  6,111
  Income taxes currently payable ...............................    1,879         479
  Other current liabilities ....................................    5,365       6,264
                                                                 --------    --------
    Total current liabilities ..................................   13,355      12,854
Long-term debt, net of unamortized discount ....................  203,767     203,638
Deferred income taxes ..........................................   63,758      63,915
Other liabilities ..............................................    2,119       2,112
                                                                 --------    --------
    Total liabilities ..........................................  282,999     282,519
                                                                 --------    --------
Commitments and contingencies (Notes (e) and (f)) ..............
                                                                 --------    --------
Stockholder's deficit
  Common stock .................................................        1           1
  Additional paid-in capital ...................................  (33,388)    (33,388)
  Accumulated deficit ..........................................  (34,678)    (36,486)
                                                                 --------    --------
    Total stockholder's deficit ................................  (68,065)    (69,873)
                                                                 --------    --------
    Total liabilities and stockholder's deficit ................ $214,934    $212,646
                                                                 ========    ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                     Three months
                                                                    ended March 31,
                                                                ----------------------
                                                                   1996         1995
                                                                ----------  ----------
Equity in income of Santa Fe Pacific Pipeline Partners, L.P....  $  7,385   $  6,999

General and administrative expenses
 and other, net of reimbursements..............................       168        300
                                                                 --------   --------
Operating income...............................................     7,217      6,699
Interest income................................................     2,198      2,525
Interest expense...............................................     6,364      6,367
                                                                 --------   --------
Income before income taxes.....................................     3,051      2,857
Income taxes...................................................     1,243      1,160
                                                                 --------   --------
Net income.....................................................     1,808      1,697

Accumulated deficit-

  Beginning of period..........................................   (36,486)   (38,007)
  Cash dividends...............................................        --         --
                                                                 --------   --------
  End of period................................................  $(34,678)  $(36,310)
                                                                 ========   ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                      Three months
                                                                     ended March 31,
                                                                   ------------------
                                                                    1996         1995
                                                                   ------      -------
Cash flows from operating activities:
 Net income...................................................     $1,808      $ 1,697
                                                                   ------      -------
 Adjustments to reconcile net income to net
  cash provided by operating activities--
   Equity in undistributed earnings of
    Santa Fe Pacific Pipeline Partners, L.P...................       (283)        (715)
   Deferred income taxes......................................       (157)      (1,789)
   Amortization of debt issuance costs and
    original issue discount...................................        250          239
   Changes in--
    Current assets............................................        (10)        (488)
    Current liabilities.......................................        501        4,049
    Other assets and liabilities..............................       (127)         (30)
                                                                   ------      -------
     Total adjustments........................................        174        1,266
                                                                   ------      -------
     Net cash provided by operating activities................      1,982        2,963

Cash flows from investing activities..........................        --           --

Cash flows from financing activities..........................        --           --
                                                                   ------      -------
Increase in cash and cash equivalents.........................      1,982        2,963

Cash and cash equivalents--
 Beginning of period..........................................      7,890          143
                                                                   ------      -------
 End of period................................................     $9,872      $ 3,106
                                                                   ======      =======
Income taxes paid (refunded)..................................     $  --       $  (453)
                                                                   ======      =======
Interest paid.................................................     $6,111      $ 5,704
                                                                   ======      =======

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and Santa Fe Pacific Pipelines, Inc. ("SFPPI"), both of which are wholly-owned subsidiaries of Santa Fe Pacific Corporation ("Santa Fe"), on a consolidated basis (the "Company"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of Company management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) SFPPI received distributions aggregating $7,102,000 and $6,284,000 during the three-month periods ended March 31, 1996 and 1995, respectively, by virtue of its general and limited partner interests in Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"). In April 1996, the Partnership declared first quarter 1996 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in May 1996. Financial information with respect to the Partnership is incorporated herein by reference from Part I of the Partnership's Form 10-Q for the quarter ended March 31, 1996.

(c) The notes receivable from Santa Fe are due and payable upon the maturity of the Company's Debentures in August 2010, but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to its Variable Rate Exchangeable Debentures Due 2010 (the "Debentures"). Financial information with respect to Santa Fe is presented following Part I, Item 2 of this Report.

(d) The Debentures bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter is generally recorded in an amount equal to the aggregate amount of distributions declared by the Partnership for that quarter on the 8,148,130 common units for which the Debentures would be exchangeable. The Partnership declared cash distributions of $0.75 per unit for the first quarter of 1996, and, accordingly, the Company accrued interest expense of $6,111,000 for the three months ended March 31, 1996. Interest expense reflected in the consolidated statement of operations also includes amortization of the original issue discount and debt issuance costs for the Debentures.

(e) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1995, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership, and the Partnership has established reserves for costs related to the resolution of these matters. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its litigation reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its quarterly cash distribution at the current level. The discussion of these matters appearing at Note (d) to the Partnership's consolidated financial statements for the quarter ended March 31, 1996 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.

(f) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1995, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. The discussion of environmental matters appearing at Note
(e) to the Partnership's consolidated financial statements for the quarter ended March 31, 1996 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.


                    ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                          OF THE RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Part I financial information presented in the Partnership's Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference.

For the three months ended March 31, 1996, the Company's equity in income of the Partnership of $7.4 million was 6% higher than in the 1995 period primarily due to the higher revenues reported by the Partnership. Partnership revenues for the first three months of 1996 of $56.6 million were 4% above 1995 levels. Trunk revenues were 5% higher than in the 1995 period primarily due to higher volumes. The Partnership's operating expenses of $31.9 million for the first three months were 4% higher than in 1995, largely due to higher field operating expenses, general and administrative expenses and facilities costs. The Partnership's other income, net decreased by $0.3 million as compared with the 1995 period primarily due to lower interest income, which resulted from lower interest rates and cash balances.

Interest income is earned on the notes receivable from Santa Fe, with the interest rates being tied to the Federal Funds rate. The decrease in interest income for the first three months of 1996 reflects lower market interest rates. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Company's Debentures are, under certain specified conditions, exchangeable.

         SUMMARY FINANCIAL INFORMATION OF SANTA FE PACIFIC CORPORATION

As discussed in Note (c) to the accompanying financial statements, the Company holds notes receivable from Santa Fe in the aggregate amount of $130 million, which notes are due and payable upon the maturity of the Company's Debentures in August 2010, but are also payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the Debentures.

On September 22, 1995, Santa Fe became a consolidated subsidiary of Burlington Northern Santa Fe Corporation ("BNSF") as a result of Santa Fe's merger with Burlington Northern Inc. The merger was accounted for as a purchase and Santa Fe's assets and liabilities were adjusted to their fair value based on the purchase price. Accordingly, to reflect the change in ownership, financial information shown below for periods prior to the merger are labeled "Predecessor", while those subsequent to the merger are labeled "Successor". All of the Santa Fe financial information presented below was provided by Santa Fe. The Company has been informed that, in the opinion of Santa Fe management, all adjustments necessary to present fairly Santa Fe's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the interim periods presented have been included in such information and that, unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The condensed financial statements of Santa Fe reflected below are in millions.

SANTA FE CONDENSED
STATEMENT OF OPERATIONS

                                             Successor     Predecessor

                                           Three months ended March 31,
                                           ----------------------------
(Unaudited, in millions)                      1996              1995
                                           ------------    ------------
Operating revenues......................      $711              $680
Operating expenses......................       579               576
                                              ----              ----

Operating income........................       132               104
Interest expense........................        30                40
Other income (expense)-net..............         2               (23)
                                              ----              ----

Income before income taxes..............       104                41
Income taxes............................        40                19
                                              ----              ----
Income before extraordinary charge......        64                22
Extraordinary charge on early retirement
   of debt, net of income taxes.........        --               (24)
                                              ----              ----
Net income (loss).......................      $ 64              $ (2)
                                              ====              ====

SANTA FE CONDENSED BALANCE SHEET


                                            Successor      Successor

                                             March 31,    December 31,
(Unaudited, in millions)                       1996          1995
                                            ----------    ------------
Current assets
   Cash and cash equivalents............    $                $    --
   Other current assets.................        330              280
                                             ------          -------
   Total current assets.................        330              280

Other long-term assets..................        650              649
Properties, plant and equipment, net....      9,495            9,435
                                             ------          -------
Total assets............................    $10,475          $10,364
                                             ======          =======

Current liabilities
   Accounts payable and accrued
    liabilities.........................    $   926          $   839
   Long-term debt.......................         48               47
                                             ------          -------
   Total current liabilities............        974              886

Long-term debt due after one year.......        944              949
Notes payable to BNSF...................        969              995
Other long-term liabilities.............      1,124            1,157
Deferred income taxes...................      3,017            2,994
                                            -------          -------
Total liabilities.......................      7,028            6,981

Shareholder's equity....................      3,447            3,383
                                             ------          -------
 Total liabilities and shareholder's
 equity.................................    $10,475          $10,364
                                            =======          =======

SANTA FE CONDENSED STATEMENT OF
  CASH FLOWS
                                             Successor    Predecessor

                                            Three months ended March 31,
                                            ----------------------------
(Unaudited, in millions)                        1996            1995
                                            -----------      -----------
Operating activities
   Net income (loss)....................   $     64          $    (2)
   Depreciation and amortization........         80               53
   Deferred income taxes................         23                9
   Extraordinary charge on early
   retirement of debt...................         --               24
   Employee merger and separation
    cost paid...........................        (23)             (16)
   Other-net............................        (11)              (9)
   Changes in working capital...........         37              (95)
                                             ------          -------
Net cash provided by operating
 activities.............................        170              (36)

Net cash used for investing activities..       (140)             (35)

Net cash used for financing activities..        (30)             (63)
                                             ------          -------
Increase (decrease) in cash and                  --             (134)
 equivalents............................
Cash and cash equivalents
   Beginning of period..................         --              176
                                             ------          -------
   End of period........................     $   --          $    42
                                             ======          =======

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS OF SANTA FE
- - -------------------------------------------------------

INTERCOMPANY ADVANCES

From September 1995 through March 1996, Santa Fe received net advances from BNSF and its subsidiaries of which $969 million remained outstanding at March 31, 1996. The advances are due on demand with semi-annual interest payments at a floating rate equal to one percent above the monthly average effective Federal Funds rate. Santa Fe's interest expense on obligations owed BNSF was $12.4 million for the three months ended March 31, 1996. These advances were primarily used to repay outstanding borrowings of $1 billion under Santa Fe's credit facility. A majority of the borrowings under the credit facility were used for Santa Fe's portion of a tender offer completed in February 1995 as part of the merger of Santa Fe and Burlington Northern Inc.

CONTINGENCIES

Santa Fe is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of Santa Fe management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of Santa Fe, although an adverse resolution of a number of these items could have a material adverse effect on the results of its operations in a particular quarter or fiscal year.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the discussions of the current status of civil litigation and a Federal Energy Regulatory Commission proceeding brought against the Partnership by certain shippers, and of certain litigation associated with Partnership environmental matters, appearing at "Part II, Item 1. Legal Proceedings" in the Partnership's Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as a part of this report:

      Exhibit 13.1 Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended March 31, 1996.

      Exhibit 27 Financial Data Schedule as of and for the three months ended March 31, 1996.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SFP PIPELINE HOLDINGS, INC.
                                             (Registrant)


Date: May 13, 1996                    By:  /s/   BARRY R. PEARL
                                          -------------------------------
                                                 Barry R. Pearl
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                            (On behalf of the Registrant)