Form 10-Q
period 1996-09-30
SFP PIPELINE HOLDINGS INC
filed 1996-11-14
CIK 865459

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ($0.01 PAR VALUE) AS OF NOVEMBER 11, 1996: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

===============================================================================

                          SFP PIPELINE HOLDINGS, INC.
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet at September 30, 1996 and
    December 31, 1995...................................................       1

   Consolidated Statement of Operations
       for the three-month and nine-month periods ended
       September 30, 1996 and 1995......................................       2

   Consolidated Statement of Cash Flows
       for the three-month and nine-month periods ended
        September 30, 1996 and 1995.....................................       3

   Notes to Consolidated Financial Statements...........................       4

Item 2.  Management's Narrative Analysis of the Results of Operations...       5

Financial Information of Santa Fe Pacific Pipeline Partners, L.P........       *

Summary Financial Information of Santa Fe Pacific Corporation...........       6

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................       8

Item 6.  Exhibits and Reports on Form 8-K...............................       8

Signature...............................................................       9


* Incorporated by reference from Part I of the Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended September 30, 1996 (Commission File Number 1-10066)

                          SFP PIPELINE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                            September 30,   December 31,
                                                                1996            1995
                                                            -------------   ------------
                                        A S S E T S
Current assets
   Cash and cash equivalents ............................   $       8,599   $      7,890
   Interest receivable ..................................           1,060          1,148
   Other current assets .................................             454            450
                                                            -------------   ------------
      Total current assets ..............................          10,113          9,488

Investment in Santa Fe Pacific Pipeline Partners, L.P. ..          64,497         63,402
Notes receivable from Santa Fe Pacific Corporation ......         130,000        130,000
Debt issuance costs, net ................................           6,718          7,080
Other assets ............................................           3,681          2,676
                                                            -------------   ------------
      Total assets ......................................   $     215,009   $    212,646
                                                            =============   ============

                          LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Interest payable .....................................   $       6,111   $      6,111
   Income taxes currently payable .......................           4,895            479
   Other current liabilities ............................           5,729          6,264
                                                            -------------   ------------
      Total current liabilities .........................          16,735         12,854

Long-term debt, net of unamortized discount .............         204,034        203,638
Deferred income taxes ...................................          63,420         63,915
Other liabilities .......................................           1,990          2,112
                                                            -------------   ------------
      Total liabilities .................................         286,179        282,519
                                                            -------------   ------------
Commitments and contingencies (Notes (e) and (f)) .......         --             --
                                                            -------------   ------------
Stockholder's deficit
   Common stock .........................................               1              1
   Additional paid-in capital ...........................         (33,388)       (33,388)
   Accumulated deficit ..................................         (37,783)       (36,486)
                                                            -------------   ------------
      Total stockholder's deficit .......................         (71,170)       (69,873)
                                                            -------------   ------------
      Total liabilities and stockholder's deficit .......   $     215,009   $    212,646
                                                            =============   ============

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                     Three months         Nine months
                                                  ended September 30,   ended September 30,
                                                  -------------------   -------------------
                                                    1996       1995       1996       1995
                                                  --------   --------   --------   --------
Equity in income of
  Santa Fe Pacific Pipeline Partners, L.P. ....   $  5,536   $  8,450   $ 22,400   $ 21,341

General and administrative expenses (income)
  and other, net of reimbursements ............        (23)       145        276        655
                                                  --------   --------   --------   --------
Operating income ..............................      5,559      8,305     22,124     20,686

Interest income ...............................      2,212      2,311      6,595      7,183
Interest expense ..............................      6,368      6,356     19,095     19,075
                                                  --------   --------   --------   --------
Income before income taxes ....................      1,403      4,260      9,624      8,794
Income taxes ..................................        572      1,730      3,921      3,664
                                                  --------   --------   --------   --------
Net income.....................................        831      2,530      5,703      5,130
Accumulated deficit
     Beginning of period ......................    (35,614)   (35,407)   (36,486)   (38,007)
     Cash dividends ...........................     (3,000)      --       (7,000)      --
                                                  --------   --------   --------   --------
     End of period ............................   $(37,783)  $(32,877)  $(37,783)  $(32,877)
                                                  ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                                (IN THOUSANDS)

                                                        Three months         Nine months
                                                     ended September 30,   ended September 30,
                                                     -------------------   -------------------
                                                       1996       1995       1996       1995
                                                     --------   --------   --------   --------
Cash flows from operating activities:
 Net income .....................................    $    831   $  2,530   $  5,703   $  5,130
                                                     --------   --------   --------   --------
 Adjustments to reconcile net income to net cash
   provided by operating activities--
    Equity in undistributed earnings of
      Santa Fe Pacific Pipeline Partners, L.P. ..       1,565     (1,348)    (1,095)      (853)
    Deferred income taxes .......................         (72)    (4,807)      (495)    (6,864)
    Amortization of debt issuance costs
      and original issue discount ...............         256        244        758        726
    Changes in--
      Current assets ............................        (165)      (102)        84       (508)
      Current liabilities .......................       2,025      2,817      3,881      4,107
      Other assets and other liabilities ........        (283)     2,000     (1,127)     1,844
                                                     --------   --------   --------   --------
        Total adjustments .......................       3,326     (1,196)     2,006     (1,548)
                                                     --------   --------   --------   --------
        Net cash provided by
          operating activities ..................       4,157      1,334      7,709      3,582

Cash flows from investing activities ............       --         --         --         --

Cash flows from financing activities:
  Cash dividends ................................      (3,000)     --        (7,000)     --
                                                     --------   --------   --------   --------
Increase in cash and cash equivalents ...........       1,157      1,334        709      3,582

Cash and cash equivalents--
  Beginning of period ...........................       7,442      2,391      7,890        143
                                                     --------   --------   --------   --------
  End of period .................................    $  8,599   $  3,725   $  8,599   $  3,725
                                                     ========   ========   ========   ========
Income taxes paid ...............................    $  --      $  1,714   $  --      $  5,390
                                                     ========   ========   ========   ========
Interest paid ...................................    $  6,111   $  6,111   $ 18,336   $ 17,926
                                                     ========   ========   ========   ========

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

(b) SFPPI received distributions aggregating $21,305,000 and $20,487,000 during the nine-month periods ended September 30, 1996 and 1995, respectively, by virtue of its general and limited partner interests in Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"). In October 1996, the Partnership declared third quarter 1996 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in November 1996. Financial information with respect to the Partnership is incorporated herein by reference from Part I of the Partnership's Form 10-Q for the quarter ended September 30, 1996.

(c) The notes receivable from Santa Fe are due and payable upon the maturity of the Company's Variable Rate Exchangeable Debentures (the "Debentures"), but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the Debentures. Financial information with respect to Santa Fe is presented following Part I, Item 2 of this Report.

(d) The Debentures bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter is generally recorded in an amount equal to the aggregate amount of distributions declared by the Partnership for that quarter on the 8,148,130 common units for which the Debentures would be exchangeable. The Partnership declared cash distributions of $0.75 per unit for the third quarter of 1996, and, accordingly, the Company accrued interest expense of $6,111,000 for the three months ended September 30, 1996. Interest expense reflected in the consolidated statement of operations also includes amortization of the original issue discount and debt issuance costs for the Debentures.

(e) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1995, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership, and the Partnership has established reserves for costs related to the resolution of these matters. With respect to the FERC proceedings, the Partnership has recently achieved settlements with two of the complainants and has presented settlement offers to all of the remaining complainants in the proceedings. During the quarter ended September 30, 1996, the Partnership recorded an $8.0 million provision for litigation costs to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including those offers that have been accepted.

As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its litigation reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its quarterly cash distribution at the current level. The discussion of these matters appearing at Note (d) to the Partnership's consolidated financial statements for the quarter ended September 30, 1996 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.

(f) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1995, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. The discussion of environmental matters appearing at Note
(e) to the Partnership's consolidated financial statements for the quarter ended September 30, 1996 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.


                   ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                         OF THE RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Part I financial information presented in the Partnership's Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

For the nine months ended September 30, 1996, the Company's equity in income of the Partnership of $22.4 million was $1.1 million, or 5% higher than in the 1995 period, due to the Partnership's net income increasing by the same percentage. The Partnership's results of operations included provisions for FERC litigation costs of $8.0 million recorded in the third quarter of 1996 and a $9.0 million provision for environmental costs recorded in the second quarter of 1995. Excluding these provisions, the Partnership's adjusted net income for the nine months ended September 30, 1996 was $54.6 million compared to adjusted net income of $53.4 million in the 1995 period. Total revenues of $179.7 million were $4.2 million, or 2.4%, higher than in the prior year period, primarily due to a 3% increase in total volumes transported. Partnership operating expenses of $105.1 million were $1.5 million higher than in the first nine months of 1995. Excluding the provisions described above, operating expenses would have been $97.1 million, or 2.6%, higher than in 1995, with higher general and administrative expenses, field operating expenses and depreciation and amortization being partially offset by lower facilities costs and power costs. The Partnership's other income, net decreased by $0.9 million as compared with the 1995 period primarily due to lower interest income, which resulted from lower interest rates and cash balances.

The Company's interest income is earned on its notes receivable from Santa Fe bearing interest at rates tied to the Federal Funds rate. The decrease in interest income for the first nine months of 1996 reflects lower market interest rates. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Company's Debentures are, under certain specified conditions, exchangeable.

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

On September 22, 1995, Santa Fe became a consolidated subsidiary of Burlington Northern Santa Fe Corporation ("BNSF") as a result of Santa Fe's merger with Burlington Northern Inc. The merger was accounted for as a purchase and Santa Fe's assets and liabilities were adjusted to their fair value based on the purchase price. Accordingly, to reflect the change in ownership, financial information shown below for periods prior to the merger are labeled "Predecessor", while those subsequent to the merger are labeled "Successor". All of the Santa Fe financial information presented below was provided by Santa Fe. The Company has been informed that, in the opinion of Santa Fe management, all adjustments necessary to present fairly Santa Fe's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the interim periods presented have been included in such information and that, unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The condensed financial statements of Santa Fe reflected below are in millions.

SANTA FE                                   Successor    Successor    Predecessor
CONDENSED STATEMENT OF OPERATIONS          1/1/96 to    9/22/95 to    1/1/95 to
(UNAUDITED) (IN MILLIONS)                   9/30/96      9/30/95       9/21/95
                                           ---------    ----------   -----------
Operating revenues......................   $   2,189    $       73   $     1,987
Operating expenses......................       1,746            58         1,625
                                           ---------    ----------   -----------
Operating income........................         443            15           362
Interest expense........................          97             3           124
Other income (expense), net.............          10            (1)          (32)
                                           ---------    ----------   -----------
Income before income taxes..............         356            11           206
Income taxes............................         137             4            81
                                           ---------    ----------   -----------
Income before extraordinary charge......         219             7           125
Extraordinary charge on early retirement
 of debt, net of income taxes...........          --            --           (24)
                                           ---------    ----------   -----------
Net income..............................   $     219    $        7   $       101
                                           =========    ==========   ===========

SANTA FE                                                        Successor        Successor
CONDENSED BALANCE SHEET                                        September 30,    December 31,
(UNAUDITED) (IN MILLIONS)                                          1996            1995
                                                               -------------   -------------
Current assets..............................................   $         390   $         280
Other long-term assets......................................             563             649
Properties, plant and equipment, net........................           9,782           9,435
                                                               -------------   -------------
Total assets................................................   $      10,735   $      10,364
                                                               =============   =============

Current liabilities.........................................   $         955   $         886
Long-term debt due after one year...........................             946             949
Notes payable to BNSF.......................................             958             995
Other long-term liabilities.................................           1,192           1,157
Deferred income taxes.......................................           3,082           2,994
                                                               -------------   -------------
Total liabilities...........................................           7,133           6,981

Shareholder's equity........................................           3,602           3,383
                                                               -------------   -------------
Total liabilities and shareholder's equity..................   $      10,735   $      10,364
                                                               =============   =============

SANTA FE                                         Successor      Successor      Predecessor
CONDENSED STATEMENT OF CASH FLOW                 1/1/96 to      9/22/95 to      1/1/95 to
(UNAUDITED) (IN MILLIONS)                         9/30/96        9/30/95         9/21/95
                                               -------------   -------------   -------------
Net cash provided by operating activities...   $         509   $          34   $         217

Net cash used for investing activities......            (472)            (11)           (252)

Net cash used for financing activities......             (37)            (18)           (114)
                                               -------------   -------------   -------------
Increase (decrease) in cash and cash
 equivalents................................               0               5            (149)

Cash and cash equivalents--

Beginning of period.........................               0              27             176
                                               -------------   -------------   -------------
End of period...............................   $           0   $          32   $          27
                                               =============   =============   =============

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS OF SANTA FE
--------------------------------------------------------
INTERCOMPANY ADVANCES
From September 1995 through September 1996, Santa Fe received net advances from BNSF and its subsidiaries of which $958 million remained outstanding at September 30, 1996. The advances are due on demand with semi-annual interest payments at a floating rate equal to one percent above the monthly average effective Federal Funds rate. Santa Fe's interest expense on obligations owed BNSF was $21.8 million for the nine months ended September 30, 1996. These advances were primarily used to repay outstanding borrowings of $1 billion under Santa Fe's credit facility. A majority of the borrowings under the credit facility were used for Santa Fe's portion of a tender offer completed in February 1995 as part of the merger of Santa Fe and Burlington Northern Inc.

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



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the discussion of the current status of a Federal Energy Regulatory Commission proceeding brought against the Partnership by certain shippers appearing at "Part II, Item 1. Legal Proceedings" in the Partnership's Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

       Exhibit 13.1  Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for
                       the quarter ended September 30, 1996.

       Exhibit 27    Financial Data Schedule as of and for the nine months ended
                       September 30, 1996.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1996:
     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             SFP PIPELINE HOLDINGS, INC.
                                                     (Registrant)


       Date: November 13, 1996          By:        /s/ BARRY R. PEARL
                                            --------------------------------
                                                       Barry R. Pearl
                                            Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                              (On behalf of the Registrant)