Form 10-K405
period 1996-12-31
SFP PIPELINE HOLDINGS INC
filed 1997-03-27
CIK 865459

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-10595
                        ------------------------------

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

                                (702) 358-6971
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class              Name of each exchange on which registered
-----------------------------   ------------------------------------------------
VARIABLE RATE EXCHANGEABLE                   NEW YORK STOCK EXCHANGE
      DEBENTURES

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                        ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  yes [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting stock of the registrant is held by an affiliate, Burlington Northern Santa Fe Corporation.

Number of shares outstanding of the registrant's common stock ($0.01 par value) as of March 21, 1997: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J.

List hereunder the documents from which parts thereof have been incorporated by reference and the Part of the Form 10-K into which such information is incorporated:

  1996 Form 10-K of Santa Fe Pacific
   Pipeline Partners, L.P. .........................  Parts I, II and IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                                     PART I

Item 1. Business...............................................................    1
Item 2. Properties.............................................................    4
Item 3. Legal Proceedings......................................................    4

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters...    9
Item 7. Management's Discussion and Analysis of the Results of Operations......    9
Item 8. Financial Statements and Supplementary Data............................   10
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................................   10

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................   11

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   12
Signatures.....................................................................   15

                          SFP PIPELINE HOLDINGS, INC.

                                     PART I

ITEM 1. BUSINESS.

SFP Pipeline Holdings, Inc. ("Holdings") was formed in June 1990 and commenced operations in September 1990, at which time it acquired 100% of the outstanding capital stock of Santa Fe Pacific Pipelines, Inc. and issued Variable Rate Exchangeable Debentures Due 2010 (the "Debentures") in the aggregate principal amount of $219.0 million. Holdings and Santa Fe Pacific Pipelines, Inc. are both wholly owned subsidiaries of Santa Fe Pacific Corporation ("Santa Fe") and are collectively referred to herein as the "Company" unless the context requires otherwise. In September 1995, Santa Fe and Burlington Northern Inc. consummated a business combination pursuant to which Santa Fe became a subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation ("BNSF").

Santa Fe Pacific Pipelines, Inc. ("SFPPI" or the "General Partner") serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership"), a Delaware limited partnership formed in December 1988 to acquire and operate, through SFPP, L.P. (the "Operating Partnership"), the refined petroleum products pipeline business of Santa Fe. Such business was previously owned by Southern Pacific Pipe Lines, Inc. and San Diego Pipeline Company, two indirect wholly owned subsidiaries of Santa Fe (the "Predecessor Companies"). SFPPI also directly owns a 1% general partner interest in the Operating Partnership. Collectively, the Trading Partnership and the Operating Partnership are referred to as the "Partnership".

In December 1988, SFPPI acquired 8,148,148 common limited partner interests in the Partnership (the "common units") in return for its contribution to the Partnership of a portion of the assets of the Predecessor Companies. These common units and the general partner interest owned by the General Partner represent approximately 42% and 2% interests in the Partnership, respectively. The remaining approximate 56% limited partner ownership in the Partnership is represented by 11,000,000 publicly traded units.

The Debentures are exchangeable under certain circumstances, at the option of the holders, for an aggregate of 8,148,130 of the common units. Generally, each $1,000 original principal amount of a debenture will be exchangeable for 37.2093 common units, during a period following the first to occur of the following events: (i) May 17, 2010 (90 days prior to final maturity); (ii) the liquidation of the Partnership; (iii) the sale or other disposition by the Partnership of all or substantially all of its assets or any merger, consolidation or recapitalization of the Partnership (other than any such transaction in which the Partnership survives and its only outstanding equity securities are the preference units and common units); and (iv) the occurrence of an Event of Default under the indenture relating to the Debentures and acceleration of all amounts due and owing under the Debentures. In lieu of delivering common units to debentureholders at such time, the Company may elect to pay cash to the debentureholders in an amount equal to the market price of the Debentures.

The Partnership is one of the largest independent pipeline common carriers of refined petroleum products ("products") in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states. The Partnership transports products, including gasoline, diesel fuel and commercial and military jet fuels, primarily for integrated petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 11 military bases. The Partnership's pipelines are: (1) the South Line, which is composed of two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson, Phoenix and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon, and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles to San Diego, California and various intermediate points.

Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act which requires, among other things, that petroleum product pipeline rates be "just and reasonable" and nondiscriminatory. In general, the FERC has evaluated the justness and reasonableness of petroleum product pipeline rates under a "cost of service" approach that permits a pipeline to establish its tariffs, based on projected volumes, at levels sufficient to recover its cost of service. Under this approach, a pipeline's cost of service includes the following components: (a) operating expenses, (b) depreciation and amortization, (c) federal and state income taxes and (d) an overall allowed rate of return on the pipeline's "rate base." Generally, rate base is a measure of the investment in, and value of, the common carrier assets of a petroleum products pipeline.

Under a "trended original cost" ("TOC") methodology adopted by the FERC in 1985 for establishing a liquid petroleum pipeline's tariffs, after a starting rate base has been determined, a pipeline's rate base is to be (i) increased by an amount equal to the equity portion of the rate base multiplied or "trended" by an inflation factor, (ii) increased by property additions at cost and (iii) decreased by property retirements, depreciation and amortization of the rate base write-ups reflecting inflation. A petroleum product pipeline's capital structure (i.e., the relative proportions of debt and equity in its total capitalization) affects (i) its starting rate base, (ii) the proportion of the rate base that is trended to reflect inflation under the TOC methodology and
(iii) other factors that bear on the determination of just and reasonable pipeline rates.

The TOC methodology is subject to clarification and reconsideration in individual cases and leaves many issues, including the appropriate rate of return, for determination on a case-by-case basis. Alternatively, pipelines that can demonstrate that they operate in competitive markets may be allowed to establish tariffs under a less stringent form of "light-handed" rate regulation.

Effective January 1995, the FERC established a new rate-making methodology under which oil pipelines may also be allowed to increase, or required to decrease, their interstate rates in accordance with an inflation index (the Producer Price Index for Finished Goods minus one percent) published annually by the FERC. Under this methodology, pipelines may apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. In addition, carriers may establish market-based rates for those markets in which it can be demonstrated that they do not have significant market power. The access to cost-based and market-based rates is significant because the Company believes the index selected by the FERC does not adequately reflect historical cost of service increases and, accordingly, the Partnership may need to pursue cost-based or selective market-based rate adjustments in future rate filings.

Intrastate common carrier operations of the Pipeline System in California are subject to regulation by the California Public Utilities Commission ("CPUC") under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by the Partnership with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the intrastate portion of the Partnership's business. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC and certain other issues similar to those which have arisen with respect to the Partnership's FERC regulated rates could also arise with respect to the Partnership's intrastate rates.

In 1996, rates subject to FERC and CPUC regulation accounted for approximately 57% and 43% of total transportation revenues, respectively.

The Partnership's operations are subject to federal, state and local laws and regulations relating to protection of the environment, including laws and regulations relating to water, air, solid waste and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from the transportation and storage of such materials in the ordinary course of operations and may expose the Partnership to claims and potential liability for injuries to employees, other persons, property, and the environment. The Partnership's operations are also subject to operating and safety regulation by the Department of Transportation and various other federal, state and local agencies.

The Partnership is managed by the General Partner and does not have any employees, officers or directors. Regular, full-time employees of the Company, all of whom are employees of the General Partner, numbered 435 as of December 31, 1996.

In addition to its 44% interest in the refined petroleum pipeline operations conducted by the Partnership, Santa Fe is a holding company that presently owns subsidiaries engaged primarily in railroad transportation operations, conducted principally by The Burlington Northern and Santa Fe Railway Company, serving the western, central, midwestern and southeastern regions of the United States. On September 22, 1995, Burlington Northern Inc. and Santa Fe consummated a business combination pursuant to which each became direct or indirect wholly owned subsidiaries of a new publicly-held company, Burlington Northern Santa Fe Corporation ("BNSF").

The Partnership and BNSF are both subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance therewith file reports and other information with the Securities and Exchange Commission, to which reference is made for detailed financial and other information regarding their respective businesses.

ITEM 2. PROPERTIES.

As discussed above, the Company, through SFPPI, has owned an approximate 44% interest in the Partnership since December 1988. The net book value of the Partnership's pipeline system, truck loading terminals and other properties aggregated approximately $630 million at December 31, 1996. Descriptions of these properties, appearing under the captions "Description of the Pipeline System" and "Description of the Truck Loading Terminals" on pages 4 through 5 of the Partnership's 1996 Form 10-K, are incorporated herein by reference. The Company itself does not own any significant properties or facilities.

ITEM 3. LEGAL PROCEEDINGS.

PARTNERSHIP'S EAST LINE LITIGATION AND FERC PROCEEDINGS
In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso"), filed separate, though similar, civil lawsuits (the "East Line Civil Litigation") against the Partnership arising from the Partnership's alleged failure to provide additional pipeline capacity from El Paso, Texas to Tucson and Phoenix, Arizona. In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the direction of flow of the six-inch pipeline between Phoenix and Tucson and challenging the Partnership's proration policy, as well as the Partnership's existing East Line rates (the "FERC Proceeding").

EAST LINE CIVIL LITIGATION
--------------------------

The civil actions brought by Navajo and El Paso (El Paso Refining, Inc., and El Paso Refinery, L.P. v. Santa Fe Pacific Pipelines, Inc. and Santa Fe Pacific Pipeline Partners, L.P., No. 92-9144, County Court No. 5, El Paso County, filed August 1992) were filed in New Mexico and Texas, respectively, seeking actual, punitive and consequential damages alleged to have been caused by the Partnership's failure to provide additional pipeline capacity from El Paso to Tucson and Phoenix. Generally, the lawsuits allege that the refiners proceeded with significant refinery expansions under the belief that the Partnership would provide additional pipeline capacity to transport their product into Arizona, and that they were damaged by their inability to ship additional volumes into that highly competitive market when the Partnership did not provide such additional capacity. The belief of Navajo and El Paso was purportedly based on alleged oral representations made by General Partner personnel and from language contained in a January 1989 settlement agreement with Navajo, relating to a 1985 FERC rate case.

In July 1993, the Partnership reached a settlement with Navajo whereby Navajo agreed to dismiss its civil litigation in New Mexico and the Partnership agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between El Paso and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within five years of the date of the agreement.

El Paso's August 1992 civil action, as amended, claims unspecified actual damages, which appear to include the alleged $190 million cost of its refinery expansion, plus punitive and consequential damages. In addition, in October 1995, El Paso's general partner, El Paso Refining, Inc. ("EPRI"), filed a Second Amended Petition seeking unspecified damages arising from alleged unfulfilled representations of Partnership management with respect to future East Line capacity, alleging that such representations had been relied upon in negotiating the terms by which EPRI exchanged its refinery assets for ownership interests in El Paso in 1989.

In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations and, in November 1993, the bankruptcy was converted to a Chapter 7 liquidation proceeding. During 1994, the bankruptcy trustee for El Paso retained legal counsel for purposes of pursuing El Paso's litigation against the Partnership. Depositions and written discovery have been conducted by both parties since late 1994. To date, there have been no hearings before the court and there is no pre-trial schedule.

On February 25, 1997, the Partnership entered into an agreement with the El Paso bankruptcy trustee which, subject to the approval of the bankruptcy court, would settle El Paso's and EPRI's claims in these civil matters in exchange for the payment of $16 million by the Partnership in two equal installments. This proposed settlement was submitted to the bankruptcy court overseeing the estates of El Paso and EPRI for approval on March 18, 1997.

FERC PROCEEDINGS
----------------
At various dates following El Paso's September 1992 filing, other shippers on the Partnership's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, have filed separate complaints, and/or motions to intervene in proceedings initiated by others, challenging the Partnership's rates on its East and West Lines. Certain of these parties also claim that a gathering enhancement charge at the Partnership's Watson, California pump station is in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC has consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint
                         -- --
proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that the Partnership's rates and practices at issue violate the requirements of the Interstate Commerce Act.


On August 30, 1996, Ultramar Inc. ("Ultramar") filed a complaint concerning charges associated with the use of the Partnership's Watson gathering enhancement facilities (Docket No. OR96-15-000) and, on October 21, 1996, filed an additional complaint against the Partnership's West Line rates (Docket No. OR97-2-000), presenting largely the same issues raised by the West Line shippers in the existing FERC proceedings. Management does not believe these complaints raise significant additional issues. These complaints have been held in abeyance pending a ruling in Docket Nos. OR92-8-000, et al.
                                            -- --

In June 1994, the complainants filed their cases-in-chief with the FERC, seeking reparations for shipments between 1990 and 1993 aggregating in the range of $15 million to $20 million, as well as tariff rate reductions of between 40% and 50% for future shipments. In August 1994, the FERC Staff submitted its case-in-chief in the FERC proceeding, employing rate-making methodologies similar in several respects to those presented by the complainants. In subsequent filings, the complainants revised their requested relief to seek reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter.

Both the FERC Staff and several of the complainants argued, among other things, against the Partnership's entitlement to an income tax allowance in its cost of service. They also utilized the Partnership's capital structure at the time of its formation in December 1988, or a hypothetical capital structure, for the purpose of establishing the Partnership's 1985 starting rate base under FERC Opinion 154-B. In addition, the FERC Staff and the complainants would generally exclude most or all of the Partnership's civil and regulatory litigation expense from its cost of service calculations. Each of these positions is adverse to the Partnership's position regarding its existing rate structure.

As discussed in the Partnership's 1995 Form 10-K, in June 1995, the FERC issued a decision in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead could not include an income tax allowance in its cost of service with respect to partnership income that is attributable to limited partnership interests held by individuals. On May 17, 1996, the FERC issued an order on rehearing in that proceeding (the "Lakehead Order") that reaffirmed and clarified the June 1995 decision and further limited Lakehead's entitlement to an income tax allowance by excluding from Lakehead's cost of service the taxes attributable to curative allocations of income to Lakehead's general partner under Section 704 (c) of the Internal Revenue Code. If upheld and applied in the Partnership's FERC Proceeding, the Partnership's entitlement to an income tax allowance in its cost of service could also be limited by the principles stated in the Lakehead Order.

Successive rounds of testimony were filed by the respective parties, including the Partnership, regarding the above summarized issues and other matters relevant to the appropriateness of the Partnership's tariffs and rates. Among other things, certain of the parties submitted revised cases based on the Partnership's 1994 costs and revenues. The Partnership's surrebuttal presentation responded to those cases, defending the Partnership's current rates based on 1994 data, with certain normalizing adjustments, including a significant adjustment to reflect an extensive pipe reconditioning program that was begun in 1994.

Hearings in the FERC Proceeding commenced on April 9, 1996 and concluded on July 19, 1996. The parties completed the filing of their post-hearing briefs on December 9, 1996. An initial decision by the FERC Administrative Law Judge is expected in 1997.

The Energy Policy Act of 1992 ("EPACT") provided that existing oil pipeline rates that were in effect without challenge for 365 days prior to the bill's enactment in October 1992 are deemed to be "just and reasonable," with an exception being allowed for parties, such as Navajo, that were prohibited from filing challenges during that period due to the terms of settlement agreements. In October 1993, with respect to Chevron's complaint, the FERC ruled that the Partnership's West Line rates are deemed "just and reasonable" under EPACT (i.e., are "grandfathered") and may only be challenged upon a showing of a substantial change in the economic circumstances which were the basis for the rate ("changed circumstances"). In December 1994, ARCO, Texaco and Chevron filed testimony in which they sought to demonstrate the required "changed circumstances" in order to challenge the Partnership's West Line rates, citing such factors as increased West Line volumes. In April 1995, the United States Court of Appeals for the District of Columbia Circuit dismissed petitions for review of the FERC's grandfathering rulings that had been filed by ARCO and Texaco, on the ground that the FERC rulings are not yet final orders and, therefore, are not yet subject to judicial review.

In December 1995, Texaco filed an additional FERC complaint, which involves the question whether a tariff filing is required for movements on certain of the Partnership's lines upstream of its Watson, California station origin point and, if so, whether those rates may be set in this proceeding and what those rates should be. Texaco's initial complaint was followed by several other West Line shippers filing similar complaints and/or motions to intervene, all of which have been consolidated into Docket Nos. 96-2-000 et al. Hearings before an
                                                 -- --
Administrative Law Judge were held in December 1996 and the parties completed the filing of final post-hearing briefs on January 31, 1997. An initial decision is expected during 1997.

In June 1996, the Partnership entered into an agreement with the El Paso bankruptcy trustee to settle El Paso's claims in the FERC Proceeding with a payment by the Partnership of $1,250,000. The agreement subsequently was approved by the bankruptcy court, and the presiding FERC Administrative Law Judge permitted El Paso to withdraw its complaint. This settlement does not affect El Paso's civil litigation against the Partnership.

In September 1996, the Partnership and Navajo reached an agreement whereby Navajo agreed to withdraw its complaint against the Partnership's West Line rates in exchange for a cash payment of $1,000,000. Navajo's request to withdraw its West Line complaint was submitted to the FERC for approval in November 1996 and is currently pending. This settlement would not affect Navajo's remaining complaint against the Partnership's East Line rates.

During 1996, the Partnership also presented settlement offers to all of the remaining complainants in the FERC proceedings, including Navajo with respect to East Line rates. The terms of the existing settlement agreements with El Paso and Navajo do not provide for rate reductions, but other offers that have been extended do include proposed prospective reductions in the rates at issue in the proceedings.

During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including those offers that have been accepted by El Paso and Navajo and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's current estimate of the ultimate costs of resolution of the FERC proceedings. The Partnership is not able to predict with certainty whether settlement agreements will be completed with some or all of the remaining complainants, the final terms of any such additional settlement agreements that may be consummated, or the final outcome of the FERC proceedings should they be carried through to their conclusions. However, the ultimate resolution of the FERC proceedings could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

PARTNERSHIP'S ENVIRONMENTAL MATTERS
The Partnership is subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site.

Since August 1991, the Partnership, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. The EPA approved the respondents' remediation plan in September 1992 and the remediation system began operations in September 1995. In addition, the Partnership is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

The investigation and remediation at and adjacent to the Partnership's storage facilities and truck loading terminal in Sparks, Nevada was also the subject of a lawsuit brought against the Partnership and other terminal operators in January 1991 entitled Nevada Division of Environmental Protection v. Santa Fe Pacific Pipelines, Inc. et al., Case No. CV91-546, in the Second Judicial
                        -- --
District Court of the State of Nevada. This lawsuit was subsequently joined by the County of Washoe Health District and the City of Sparks. These parties sought remediation of the contamination at and adjacent to the Sparks terminal as well as unspecified, but potentially significant, damages and statutory penalties. In addition, the Partnership was named as one of the defendants in a number of other lawsuits brought by property owners seeking unspecified, but potentially substantial, damages for, among other things, alleged property value diminishment attributable to soil or groundwater contamination arising from the defendants' operations.

During 1995, the Partnership and seven other defendants (the "defendant group") entered into settlement agreements with the State of Nevada, the City of Sparks and the County of Washoe which settled the claims of these parties in exchange for specified cash payments and other consideration, the details of which were reported in the Company's 1995 Form 10-K. Among other things, the defendant group agreed to use its best efforts to install an enhanced remediation system to accelerate the cleanup of the environmental site. In that regard, the Partnership is currently in discussions with both the EPA and Nevada Division of Environmental Protection on possible enhancements to the existing remediation system. In addition, during late 1995 and early 1996, the defendant group reached final agreements to settle the claims of the seven property owners who had filed lawsuits seeking damages alleged to be attributable to the environmental contamination. These settlement agreements involve various terms, including cash payments, environmental and property value diminishment indemnifications, loan guarantees and the purchase of certain properties. All of the lawsuits have now been dismissed. The Partnership's share of the costs of all of the settlement agreements associated with the Sparks litigation was included in its 1995 provisions for environmental costs aggregating $24 million.

During the quarter ended December 31, 1996, the Partnership entered into a settlement agreement with the California Air Resources Board and Imperial County Air Pollution Control District to settle all of the agencies' claims arising from violations noted during compliance inspections of the Partnership's storage tanks at its Niland and Imperial, California facilities. In accordance with this agreement, in November 1996, the Partnership paid approximately $80,000 in fines and approximately $100,000 in support of projects designed to improve air quality in Imperial County, and reimbursed approximately $30,000 in oversight costs to the two governmental agencies.

The Partnership is negotiating with certain governmental agencies to settle claims arising from product releases from Partnership facilities. Management does not believe that the total cost of any fines or other amounts payable associated with these product releases, either individually or in the aggregate, will be material to the Partnership's results of operations or financial condition, but such amounts may be in excess of $100,000 per occurrence.

The Partnership and the General Partner have initiated two legal actions against a total of 34 past and present insurance carriers (SFPP, L.P., Santa Fe Pacific Pipeline Partners, L.P. and Santa Fe Pacific Pipelines, Inc. vs. Agricultural Insurance Company, et al. and SFPP, L.P., Santa Fe Pacific Pipeline Partners,
                   -- --
L.P. and Santa Fe Pacific Pipelines, Inc. vs. Associated International Insurance Company, et al., Superior Court of the State of California for the County of San
         -- --
Mateo, Docket Nos. 395109 and 395121, respectively, filed January 1996). These actions seek a judicial determination that the insurance policies issued by the defendant insurers provide coverage to the Partnership and the General Partner for certain costs, liabilities and settlements relating to approximately 25 environmental sites, including Sparks, Nevada. To date, the costs at issue in these actions have been borne by the Partnership and its predecessor companies. The defendant insurers have filed initial responsive pleadings in these actions, and discovery is in progress.

OTHER
The Partnership and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by the Partnership for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P.,

et al., Superior Court of the State of California for the County of San
-- --
Francisco, filed August 31, 1994). Under an agreement entered into among the parties in 1994, the amount of annual rent for such easements for the first year of the ten-year period that began January 1, 1994 is to be based on the fair market value of the easements, with the rent for subsequent years to be subject to annual inflation adjustments. This matter was tried in the latter part of 1996 and the court issued its Statement of Tentative Decision in January

1997. The Statement of Tentative Decision indicated that the court intended to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued by the Partnership through December 31, 1996. This tentative decision could be modified by the trial court prior to its entry of final judgment in the matter and the trial court's judgment will be subject to appeal by SPTC once it is entered.

The Partnership and the General Partner are parties to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Partnership or the Company, or on the Partnership's ability to maintain its quarterly cash distribution at the current level.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

All 1,000 shares of Holdings' authorized and outstanding $0.01 par value common stock are owned by Santa Fe. The Company declared and paid cash dividends aggregating $7,000,000 to Santa Fe during 1996. No dividends were paid by the Company in 1995 or 1994.


ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.

As the principal assets of the Company are its investment in the Partnership and its notes receivable from Santa Fe, this narrative analysis should be read in conjunction with the following: (1) Management's Discussion and Analysis of Financial Condition and Results of Operations of the Partnership, appearing on pages 17 through 21 of the Partnership's 1996 Annual Report on Form 10-K, incorporated herein by reference; and (2) Management's Discussion and Analysis of Financial Condition and Results of Operations of BNSF, filed as Exhibit 28.2 to this Form 10-K.

The Company's equity in income of the Partnership for the year ended December 31, 1996 of $25.0 million was $5.7 million, or approximately 30%, higher than in 1995 primarily due to special items recorded by the Partnership in both years. The Partnership's results of operations include provisions for litigation costs aggregating $23.0 million in 1996 and provisions for environmental and litigation costs aggregating $34.0 million in 1995. Excluding these provisions, the Company's adjusted equity in income of the Partnership would have been $35.6 million in 1996, compared to the adjusted equity income balance of $35.0 million in 1995. Full year Partnership revenues of $240.1 million were $6.5 million, or approximately 3%, higher than in 1995, with trunk revenues being 3% higher primarily due to growth in total volumes transported. Other Partnership revenues increased $0.5 million due to the higher volumes delivered.

Partnership operating expenses in 1996 of $152.0 million were $5.7 million lower than in 1995. Excluding the provisions described above, 1996 operating expenses would have been $5.3 million, or about 4.5%, higher than in 1995, with higher field operating expenses ($4.4 million), general and administrative expenses ($2.8 million) and depreciation and amortization ($0.6 million), being partially offset by lower facilities costs ($1.8 million) and power costs ($0.7 million). The Partnership's other income, net decreased by $0.6 million compared to 1995, primarily due to lower interest income, attributable to lower cash balances, partially offset by a gain on the sale of excess land.

Interest income is earned on the notes receivable from Santa Fe, with the interest rates being tied to the Federal Funds rate. The decrease in interest income in 1996 reflects lower market interest rates. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Debentures are, under certain specified conditions, exchangeable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1997, appear on pages F-1 through F-15 of this Report.

The consolidated financial statements of the Partnership (Commission File Number 1-10066), together with the report thereon of Price Waterhouse LLP dated January 31, 1997, appearing on pages F-1 through F-15 of the Partnership's Form 10-K for the year ended December 31, 1996, are incorporated herein by reference.

The consolidated financial statements of BNSF, together with the report thereon of Price Waterhouse LLP dated February 7, 1997, are filed as Exhibit 28.1 to this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of Holdings are elected annually by Santa Fe. Officers serve at the discretion of the directors.

Orval M. Adam, age 66, is a director of Holdings and is a member of the Audit Committee. He retired in January 1991 from his position as Senior Vice President and Chief Financial Officer of Santa Fe. Mr. Adam is also a director of the General Partner.

Michael A. Morphy, age 64, is a director of Holdings and is Chairman of the Audit Committee. Mr. Morphy retired in 1985 from his position as Chairman and Chief Executive Officer of California Portland Cement Company (cement manufacturer). Mr. Morphy is also a director of the General Partner, Santa Fe Energy Resources, Inc. and Cyprus Amax Minerals Company.

Denis E. Springer, age 51, is a director of Holdings. Mr. Springer has been Senior Vice President and Chief Financial Officer of BNSF since September 1995 and previously served in those same positions at Santa Fe since October 1993. Mr. Springer previously served Santa Fe as Senior Vice President, Treasurer and Chief Financial Officer since January 1992. Mr. Springer is also a director of the General Partner.

Irvin Toole, Jr., age 55, has been President, Chief Executive Officer and Chairman of the Boards of Directors of Holdings and the General Partner since September 1991. From November 1988 through September 1991, Mr. Toole served as Senior Vice President, Treasurer and Chief Financial Officer of the General Partner, and in the same positions with Holdings beginning with its incorporation in 1990.

Robert L. Edwards, age 41, is a director of Holdings and the General Partner, and has been Senior Vice President-Business Development and Planning of the General Partner since January 1995. Previously, Mr. Edwards was Senior Vice President, Treasurer and Chief Financial Officer of Holdings and the General Partner from December 1991 to January 1995.

Barry R. Pearl, age 47, has been Senior Vice President, Treasurer and Chief Financial Officer of Holdings and the General Partner since January 1995. Previously, Mr. Pearl served the General Partner as Senior Vice President-Business Development and Planning from January 1992 to January 1995.

R. Gregory Cunningham, age 51, has been General Counsel of Holdings since February 1991. Mr. Cunningham has also served the General Partner as Vice President - General Counsel since January 1994 and as General Counsel since January 1991.

Burnell H. DeVos III, age 43, has been Controller and Secretary of Holdings and the General Partner since January 1993 and previously served as Assistant Controller of the General Partner from May 1989 to December 1992.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

                                                                                                     Page
                                                                                                     ----
   (1) Financial Statements of SFP Pipeline Holdings, Inc.:
         Report of Independent Accountants.........................................................  F-1
         Consolidated Balance Sheet as of December 31, 1996 and 1995...............................  F-2
         Consolidated Statement of Operations for the three years ended December 31, 1996..........  F-3
         Consolidated Statement of Cash Flows for the three years ended December 31, 1996..........  F-4
         Notes to Consolidated Financial Statements................................................  F-5

       Financial Statements of Santa Fe Pacific Pipeline Partners, L.P. (a):
         Report of Independent Accountants.........................................................  F-1
         Consolidated Balance Sheet as of December 31, 1996 and 1995...............................  F-2
         Consolidated Statement of Income for the three years ended December 31, 1996..............  F-3
         Consolidated Statement of Cash Flows for the three years ended December 31, 1996..........  F-4
         Notes to Consolidated Financial Statements................................................  F-5

       Financial Statements of Burlington Northern Santa Fe Corporation (b):
         Report of Independent Accountants.........................................................    1
         Consolidated Statements of Income for the three years ended December 31, 1996.............    2
         Consolidated Balance Sheets as of December 31, 1996 and 1995..............................    3
         Consolidated Statements of Cash Flows for the three years ended December 31, 1996.........    4
         Consolidated Statements of Changes in Stockholders' Equity  for the three years
          ended December 31, 1996..................................................................    5
         Notes to Consolidated Financial Statements................................................    6

           (a) Incorporated by reference from the indicated pages of the Partnership's 1996 Form 10-K (Commission File No. 1-10066).
           (b) Filed as Exhibit 28.1 to this Report.


(2)    Financial Statement Schedules: None

(3)    Exhibits: The following exhibits are filed as a part of this Report:


Exhibit
Number                                    Description
-------   ----------------------------------------------------------------------
   2.1    Agreement and Plan of Merger dated as of June 29, 1994, between
          Burlington Northern Inc. and Santa Fe Pacific Corporation as amended by Amendments 1 and 2 thereto, together with Amendments 3 and 4 thereto. Schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
          Incorporated by reference to Exhibit 2.1 to the Registrant's Report on
          Form 8-K dated September 22, 1995 (date of earliest event reported)
          and filed on October 6, 1995.

   3.1 Certificate of Incorporation of the Registrant, dated as of June 26, 1990. Incorporated by reference to Exhibit 3.1 to the Registrant's
          Registration Statement on Form S-1.

   3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1.

Exhibit
Number                                    Description
-------   ----------------------------------------------------------------------
  4.1     Indenture dated September 13, 1990, between the Registrant and
          Security Pacific National Bank, National Association, as Trustee,
          relating to the Variable Rate Exchangeable Debentures Due 2010.
          Incorporated by reference to Exhibit 4.1 to the Registrant's 1990 Form
          10-K.

  4.2     Amended and Restated Agreement of Limited Partnership of Santa Fe
          Pacific Pipeline Partners, L.P., dated as of December 19, 1988, as amended by Amendment No. 1 thereto, dated as of December 7, 1989.
          Incorporated by reference to Exhibit 4.2 to the Registrant's
          Registration Statement on Form S-1.

  4.3 First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate note agreements, identical except for signatures), executed by the Operating Partnership, relating to $355 million aggregate principal amount of First Mortgage Notes.
          Incorporated by reference to Exhibit 4.3 to the Registrant's
          Registration Statement on Form S-1.

  10.1    Santa Fe's Supplemental Retirement Plan. Incorporated by reference to
          Exhibit 10(d) to Santa Fe's 1984 Form 10-K. The Plan, as amended as of
          October 1, 1989, and a Plan amendment dated February 27, 1990 are incorporated by reference to Exhibit 10(d) to Santa Fe's 1989 Form 10-
          K.**

  10.2 Santa Fe's Incentive Stock Compensation Plan. Incorporated by reference to Exhibit 10(e) to Santa Fe's 1985 Form 10-K. Plan amendments dated May 28, 1987 and October 29, 1987 are incorporated by reference to Exhibit 10(e) to Santa Fe's 1987 Form 10-K. Amendments dated March 8, 1989, June 8, 1989 and February 27, 1990 are incorporated by reference to Exhibit 10(e) to Santa Fe's 1989 Form 10-
          K. A Plan amendment dated July 24, 1990 is incorporated by reference to Santa Fe's June 30, 1990 Form 10-Q. A Plan amendment dated December
          4, 1990 is incorporated by reference to Santa Fe's 1990 Form 10-K.**

  10.3 Trust Agreement, dated July 6, 1987, between Santa Fe and Harris Trust and Savings Bank as Trustee, as amended on October 28, 1987 and November 2, 1987. Incorporated by reference to Exhibit 10(k) of Santa
          Fe's 1987 Form 10-K. Amendment to Trust Agreement, dated September 1,
          1988, is incorporated by reference to Exhibit 10(i) to Santa Fe's 1988
          Form 10-K.**

  10.4 The Santa Fe Pacific Pipelines, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.8 to the Registrant's
          Registration Statement on Form S-1. A Plan amendment dated January 12,
          1994 is incorporated by reference to Exhibit 10.5 to the Registrant's
          1993 Form 10-K.**

  10.5 The MLP Incentive Plan is incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1.**

  10.6    The MLP Phantom Unit Incentive Plan is incorporated by reference to
          Exhibit 10 to the Registrant's June 30, 1993 Form 10-Q.**

  10.7    Form of Employment Agreement, effective June 1, 1990, between Santa Fe
          Pacific Pipelines, Inc. and I. Toole, Jr., J. M. Abboud, B. R. Pearl,
          R. G. Cunningham and L. B. Boarts, and, effective December 1, 1991, between Santa Fe Pacific Pipelines, Inc. and R. L. Edwards.
          Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1.**


Exhibit
Number                                    Description
-------   ----------------------------------------------------------------------
  10.8    Agreement for the Allocation of the Consolidated Federal Income Tax
          Liability Among the Members of the Santa Fe Southern Pacific
          Corporation Affiliated Group, effective January 1, 1987. Incorporated by reference to Exhibit 10.12 to the Registrant's Registration
          Statement on Form S-1.

  10.9 Form of Promissory Note issued by Santa Fe to the Company in exchange for one-half of the net proceeds from the sale of the Debentures.
          Incorporated by reference to Exhibit 21 to the Registrant's
          Registration Statement on Form S-1.

  13.1*   The Partnership's Form 10-K for the year ended December 31, 1996.

  21*     Subsidiaries of the Registrant.

  24*     Powers of attorney.

  27      Financial Data Schedule

  28.1* BNSF's consolidated financial statements as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996, together with the report thereon of Price Waterhouse LLP dated
          February 7, 1997.

  28.2*   BNSF's 1996 Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          * Filed herewith.
          **  Management contract or compensatory plan or arrangement.

  Notes: The Registrant's Registration Statement on Form S-1 was designated No. 33-35638. Santa Fe was identified as Commission File No. 1-8627.


(b) Reports on Form 8-K filed during the quarter ended December 31, 1996:  None.

                                   SIGNATURES

SFP Pipeline Holdings, Inc., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SFP PIPELINE HOLDINGS, INC.

Dated: March 24, 1997           By:              /s/ IRVIN TOOLE, JR.
                                   ---------------------------------------------
                                                     Irvin Toole, Jr.
                                        Chairman, President and Chief Executive
                                                        Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                     Signature                            Title
       -----------------------------------   -----------------------------------
                                                 Chairman, President and
                /s/ IRVIN TOOLE, JR.             Chief Executive Officer
       -----------------------------------    (Principal Executive Officer)
                  Irvin Toole, Jr.                     And Director


                 /s/ BARRY R. PEARL          Senior Vice President, Treasurer
       -----------------------------------     and Chief Financial Officer
                   Barry R. Pearl             (Principal Financial Officer)


              /s/ BURNELL H. DEVOS III
       -----------------------------------       Controller and Secretary
                Burnell H. DeVos III          (Principal Accounting Officer)


               /s/ ROBERT L. EDWARDS
       -----------------------------------
                 Robert L. Edwards                       Director


                   ORVAL M. ADAM*
       -----------------------------------
                   Orval M. Adam                         Director


                 MICHAEL A. MORPHY*
       -----------------------------------
                 Michael A. Morphy                       Director


                 DENIS E. SPRINGER*
       -----------------------------------
                 Denis E. Springer                       Director


         *By:           /s/ BARRY R. PEARL
               -----------------------------------
                  Barry R. Pearl, attorney in fact

          Dated: March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF SFP PIPELINE HOLDINGS, INC.

In our opinion, the consolidated financial statements of SFP Pipeline Holdings, Inc. listed in the index appearing under Item 14 (a) (1) on page 12 present fairly, in all material respects, the financial position of SFP Pipeline Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Los Angeles, California
January 31, 1997

                          SFP PIPELINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET

                                (In thousands)

                                                            December 31,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
                        ASSETS
Current assets
  Cash and cash equivalents...........................  $  3,061  $  7,890
  Interest receivable.................................     1,047     1,148
  Other current assets................................       295       450
                                                        --------  --------
    Total current assets..............................     4,403     9,488
Investment in Santa Fe Pacific Pipeline Partners, L.P.    59,984    63,402
Notes receivable from Santa Fe Pacific Corporation....   130,000   130,000
Debt issuance costs, net..............................     6,597     7,080
Other assets..........................................     2,701     2,676
                                                        --------  --------
    Total assets......................................  $203,685  $212,646
                                                        ========  ========

           LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Interest payable....................................  $  6,111  $  6,111
  Income taxes currently payable......................       848       479
  Other current liabilities...........................     4,981     6,264
                                                        --------  --------
    Total current liabilities.........................    11,940    12,854
Long-term debt, net of unamortized discount...........   204,173   203,638
Deferred income taxes.................................    58,042    63,915
Other liabilities.....................................     1,960     2,112
                                                        --------  --------
    Total liabilities.................................   276,115   282,519
                                                        --------  --------
Commitments and contingencies (Note 5)................       --        --
                                                        --------  --------
Stockholder's deficit
  Common stock........................................         1         1
  Additional paid-in capital..........................   (33,388)  (33,388)
  Accumulated deficit.................................   (39,043)  (36,486)
                                                        --------  --------
    Total stockholder's deficit.......................   (72,430)  (69,873)
                                                        --------  --------
    Total liabilities and stockholder's deficit.......  $203,685  $212,646
                                                        ========  ========

               See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                (IN THOUSANDS)

                                                    Year ended December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                              ---------   ---------   ---------
Equity in income of
 Santa Fe Pacific Pipeline Partners, L.P..... $  24,989   $  19,296   $  35,282

General and administrative expenses
 and other, net of reimbursements............       477         784         657
                                              ---------   ---------   ---------
Operating income.............................    24,512      18,512      34,625

Interest income..............................     8,835       9,512       6,642
Interest expense.............................    25,465      25,434      23,757
                                              ---------   ---------   ---------

Income before income taxes...................     7,882       2,590      17,510
Income taxes.................................     3,439       1,069       7,262
                                              ---------   ---------   ---------
Net income...................................     4,443       1,521      10,248

Accumulated deficit
   Beginning of period.......................   (36,486)    (38,007)    (48,255)
   Cash dividends............................    (7,000)       --          --
                                              ---------   ---------   ---------
   End of period............................. $ (39,043)  $ (36,486)  $ (38,007)
                                              =========   =========   =========

Administrative expenses reimbursed by
 Santa Fe Pacific Pipeline Partners, L.P.
 and not reflected above (Note 6)............ $  50,425   $  45,845   $  40,565
                                              =========   =========   =========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (IN THOUSANDS)

                                                          Year ended December 31,
                                                     ---------------------------------
                                                        1996         1995       1994
                                                     --------     --------    --------
Cash flows from operating activities:
  Net income.......................................  $  4,443     $  1,521    $ 10,248
                                                     --------     --------    --------
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities--
    Equity in undistributed earnings of
     Santa Fe Pacific Pipeline Partners, L.P.......     3,418        8,293     (10,146)
    Deferred income taxes..........................    (5,873)      (4,568)     (1,252)
    Amortization of debt issuance costs
     and original issue discount...................     1,018          973         930
    Changes in:
      Current assets...............................       256         (389)       (103)
      Current liabilities..........................      (914)       2,390      (1,437)
      Other assets and other liabilities...........      (177)        (473)        (79)
                                                     --------     --------    --------
         Total adjustments.........................    (2,272)       6,226     (12,087)
                                                     --------     --------    --------
         Net cash provided (used) by operating
          activities...............................     2,171        7,747      (1,839)

Cash flows from investing activities...............       --          --          --

Cash flows from financing activities:
  Cash dividends...................................    (7,000)        --          --
                                                     --------     --------    --------
Increase (decrease) in cash and cash equivalents...    (4,829)       7,747      (1,839)

Cash and cash equivalents--
  Beginning of period..............................     7,890          143       1,982
                                                     --------     --------    --------
  End of period....................................  $  3,061     $  7,890    $    143
                                                     ========     ========    ========
Income taxes paid..................................  $  8,942     $  5,173    $  9,915
                                                     ========     ========    ========
Interest paid......................................  $ 24,444     $ 24,051    $ 22,821
                                                     ========     ========    ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). Holdings is a wholly owned subsidiary of Santa Fe Pacific Corporation ("Santa Fe"). Subsequent to a business combination in September 1995, Santa Fe is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF").

Holdings was incorporated in June 1990 by a $1,000 capital contribution from Santa Fe and commenced operations in September 1990, at which time Santa Fe contributed 100% of the outstanding capital stock of SFPPI to Holdings and, as discussed in Note 4, Holdings issued debentures (the "Debentures") in a principal amount of $219 million. Santa Fe Pacific Pipelines, Inc. ("SFPPI" or the "General Partner") serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"), a Delaware limited partnership formed in December 1988 to acquire and operate the refined petroleum products pipeline business of Santa Fe. Such business was previously owned by Southern Pacific Pipe Lines, Inc. and San Diego Pipeline Company, two indirect wholly owned subsidiaries of Santa Fe (the "Predecessor Companies").

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

REVENUE RECOGNITION
The Company has recorded its 2% general partner interest and approximate 41.7% limited partner interest, represented by its ownership of 8,148,148 Partnership common units, in the Partnership under the equity method of accounting. Interest income is recognized as earned.

CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS
Certain comparative prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: INVESTMENT IN SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

The following table sets forth selected financial data for the Partnership, in which SFPPI holds an approximate 44% interest (in thousands, except per unit data):

                                                Year ended December 31,
                                        ------------------------------------
                                             1996        1995        1994
                                        ------------   ---------   ---------
INCOME STATEMENT DATA
  Total operating revenues..............    $240,142    $233,677    $228,066
  Operating expenses, excluding              129,021     123,696     117,019
   provisions...........................
  Provisions for environmental and            23,000      34,000         ---
   litigation costs.....................
  Operating income......................      88,121      75,981     111,047
  Interest expense......................      36,518      37,247      37,570
  Net income............................    $ 52,275    $ 40,367    $ 76,885

PER UNIT DATA
  Net income per unit...................    $   2.64    $   2.04    $   3.93
  Cash distributions declared per unit..        3.00        3.00        2.80

                                               December 31,
                                        ------------------------
                                             1996        1995
                                        ------------    --------
BALANCE SHEET DATA
  Total current assets..................    $ 77,909    $ 82,255
  Net properties, plant and equipment...     628,694     623,318
  Total assets..........................     725,818     720,854
  Total current liabilities.............      35,545      34,075
  Long-term debt........................     355,000     355,000
  Total partners' capital...............     262,915     270,065

The Partnership's consolidated financial statements as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996 are incorporated by reference in this Form 10-K (see Index to Financial Statements at page 12 of this Report).

CASH DISTRIBUTIONS
The Partnership makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Partnership's long-term debt. Distributions are made 98% to the limited partners (the "unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner which increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit.

As the general partner and a limited partner in the Partnership, SFPPI received distributions aggregating $28,407,000, $27,589,000 and $25,136,000, including incentive distributions of $2,734,000, $2,351,000 and $1,202,000, in 1996, 1995
and 1994, respectively. In January 1997, the Partnership declared fourth quarter 1996 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in February 1997. SFPPI's cumulative equity in undistributed earnings of the Partnership was $14,081,000 as of December 31, 1996.

OTHER
SFPPI's recorded investment in the Partnership exceeds the sum of the capital attributed to the general partner, common unitholder and minority interest in the Partnership's financial statements by approximately $6.7 million at December 31, 1996 primarily due to the gain recognized by SFPPI on the sale of the underwriters' over-allotment of preference units in 1989.

Prior to the formation of the Partnership in December 1988, the balance of additional paid-in capital of SFPPI was approximately $286.6 million. As a result of the assumption by SFPPI, prior to the formation of the Partnership, of $350.0 million of indebtedness of Santa Fe associated with the Predecessor Companies' pipeline business and the contribution by Santa Fe to SFPPI's capital of a $25.0 million promissory note (see Note 3), SFPPI's additional paid-in capital was reduced to a deficit balance of $38.4 million as of December 31, 1988 and 1989. Due to the change in the Company's consolidated capital structure upon Holdings' 1990 acquisition of SFPPI's capital stock, which had been carried at $5.0 million, the deficit balance of additional paid-in capital was subsequently reduced to $33.4 million as of December 31, 1990.

NOTE 3: NOTES RECEIVABLE FROM SANTA FE PACIFIC CORPORATION

The notes receivable from Santa Fe consist of a $105 million note issued by Santa Fe in September 1990 in exchange for a portion of the proceeds of the Company's debenture offering (see Note 4) and a $25 million note originally issued by Santa Fe in December 1988. The $105 million note is an unsecured promissory note that will mature and be due and payable in full in August 2010, upon the maturity of the Debentures, and is payable at any time prior to August 2010 to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for the Company to meet its obligations under the Debentures. In June 1990, the $25 million note was exchanged for a substitute promissory note from Santa Fe, also in the principal amount of $25 million, with a maturity and other terms similar to those of the $105 million note. Such promissory notes bear interest at a floating rate, payable quarterly in arrears, equal to one percent above the monthly average effective Federal Funds rate (6.27% in December 1996).

On September 22, 1995, as a result of Santa Fe's merger with Burlington Northern Inc. (the "Merger"), Santa Fe became a wholly owned subsidiary of a new publicly held company, Burlington Northern Santa Fe Corporation ("BNSF") and, in January 1997, BNSF assumed the obligations associated with the Company's $130 million of notes receivable from Santa Fe.

The Merger was accounted for as a purchase and Santa Fe's assets and liabilities were adjusted to their fair value based on the purchase price; purchase accounting adjustments associated with the Company's assets and liabilities were recorded in Santa Fe's books and records and were not reflected in (or "pushed down to") the accompanying consolidated financial statements of the Company. Financial information for BNSF includes Santa Fe's results of operations subsequent to the Merger;

data for periods prior to the Merger reflects only the operations of Burlington Northern Inc. The following table sets forth selected financial data for BNSF (in millions, except per share data):

                                             Year ended December 31,
                                           ----------------------------
                                            1996      1995        1994
                                           -------   -------    -------
INCOME STATEMENT DATA
  Total operating revenues..............   $ 8,187   $ 6,163    $ 4,976
  Total operating expenses..............     6,439     5,637      4,123
  Operating income......................     1,748       526        853
  Interest expense......................       301       220        155
  Income before income taxes............     1,440       334        695
  Income before extraordinary charge and
   cumulative effect of change in              889       198        426
    accounting..........................

  Net income............................   $   889   $    92    $   416

FULLY DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary charge and
   cumulative effect of change in          $  5.70   $  1.66    $  4.38
    accounting..........................
  Net income............................      5.70      0.67       4.27

                                             December 31,
                                           -----------------
                                             1996     1995
                                           -------  --------
BALANCE SHEET DATA
  Total current assets..................   $ 1,331   $ 1,264
  Net properties, plant and equipment...    17,633    16,001
  Total assets..........................    19,846    18,269
  Total current liabilities.............     2,311     2,369
  Long-term debt and commercial paper...     4,546     4,153
  Deferred income taxes.................     4,729     4,233
  Other long-term liabilities...........     2,279     2,477
  Total liabilities.....................    13,865    13,232
  Total stockholders' equity............     5,981     5,037

BNSF's consolidated financial statements as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996, as well as management's discussion and analysis of financial condition and results of operations, are filed as exhibits to this Form 10-K (see Index to Exhibits beginning at page 12 of this Report).

NOTE 4: LONG-TERM DEBT

In September 1990, Holdings issued $218,981,000 aggregate principal amount of Variable Rate Exchangeable Debentures Due 2010 (the "Debentures"). The Debentures bear interest at a variable rate, payable quarterly in arrears. The Debentures are exchangeable under certain circumstances at the option of the holders upon the first to occur of certain specified events or final maturity for an aggregate of 8,148,130 Partnership common units presently owned by the Company. Each $1,000 original principal amount of the Debentures is subject to exchange for 37.2093 common units, subject to adjustment and the Company's right to pay cash on the date of exchange in an amount equal to the market price of the Debentures. The Company advanced $105 million of the proceeds of the September 1990 offering to Santa Fe in exchange for an unsecured promissory note, with a maturity and terms as described in Note 3, and used essentially all of the remaining net proceeds of the debenture offering to pay an $86.5 million dividend to Santa Fe.

The interest payable with respect to a debenture for a particular quarter is equal to the greater of (i) the cash distributions declared by the Partnership for that quarter on that number of common units for which such debenture would then be exchangeable and (ii) 2% of the weighted average principal balance of such debenture outstanding during that quarter (i.e., a minimum of 8% per year), provided that in no event shall the amount of interest payable by the Company on a debenture for any quarter exceed the amount that would, when added to the sum of all prior interest payments made since the Debentures were issued, result in the payment of interest at an average annual rate of 16% since the Debentures were issued. Because the Debentures were issued with an original issue discount equivalent to 8% of the principal amount, the minimum effective interest rate of the Debentures will approximate 8.85% through maturity, based on the 8% per annum minimum interest rate.

The original issue discount is being amortized on an effective interest basis over the 20-year estimated period the Debentures will be outstanding. During 1996, 1995 and 1994, interest expense included $535,000, $490,000 and $450,000, respectively, of amortization of the original issue discount; the balance of the discount at December 31, 1996 was approximately $14,810,000. Debt issuance costs are being amortized on a straight-line basis over 20 years; during each of the years 1996, 1995 and 1994, interest expense included approximately $485,000 of amortization of debt issuance costs.

In January 1997, the Partnership declared a cash distribution of $0.75 per common unit for the fourth quarter of 1996; accordingly, the Company accrued interest expense of $6,111,000 (equivalent to the distributions on the 8,148,130 units for which the Debentures would be exchangeable) as of December 31, 1996.

The Debentures are general unsecured obligations of the Company. The indenture restricts the Company from incurring any other additional indebtedness other than up to $5.0 million relating to temporary borrowings from Santa Fe or its affiliates. In addition, the Company has agreed that it will not engage in any other business activities other than as a partner of the Partnership.

The fair value of the Debentures is estimated, based on recent bid and asked quotations, to be approximately $280 million at December 31, 1996.

NOTE 5: CONTINGENT LIABILITIES

As general partner of the Partnership, SFPPI is contingently liable for the Partnership's $355 million in long-term debt and any other Partnership obligations in the event of default by the Partnership.

PARTNERSHIP'S EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS
Certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceedings also involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc., claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages.

During 1996, the Partnership pursued settlement efforts to resolve the claims raised in the FERC proceedings and reached agreements with El Paso regarding its challenge of the Partnership's East Line rates and with Navajo Refining Company ("Navajo") regarding its challenge of the Partnership's West Line rates. The Partnership has also presented settlement offers to all of the remaining complainants in the FERC proceedings, including Navajo with respect to the Partnership's East Line rates. The terms of the settlement agreements with El Paso and Navajo do not provide for rate reductions, but other offers that have been extended do include proposed prospective reductions in the rates at issue in the proceedings.

During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision for litigation costs to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including the offers that have been accepted by El Paso and Navajo and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's current estimate of the ultimate costs of resolution of the FERC proceedings. Previously, during the quarter ended December 31, 1995, the Partnership recorded a $10 million provision to increase its existing reserves relating to the FERC proceedings, the El Paso action and certain other matters. The Partnership's accompanying balance sheet also includes reserves for costs related to the resolution of the El Paso civil action.

While the Partnership believes it has meritorious defenses in these matters, the complainants and plaintiffs are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with litigation and the FERC rate-making methodology, management cannot predict with certainty the ultimate outcome of these matters. The Partnership is also not able to predict with certainty whether settlement agreements will be completed with some or all of the parties to the FERC proceedings or the El Paso civil action or the final terms of any such additional settlement agreements that may be consummated. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

PARTNERSHIP ENVIRONMENTAL MATTERS
The Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site.

Along with several other respondents, the Partnership is presently involved in a cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in 18 groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's environmental reserves are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

During 1995 and 1996, the Partnership, as a member of a defendant group, settled all of the claims for penalties and damages that had been asserted by several governmental agencies and property owners in lawsuits associated with the soil and groundwater contamination present in the vicinity of the Sparks, Nevada environmental site. The Partnership recorded provisions for environmental costs aggregating $24 million during 1995 largely to reflect its share of all of these settlement costs.

The Partnership's balance sheet at December 31, 1996 and 1995 includes reserves for environmental costs aggregating $25.1 million and $37.1 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as environmental damage claims, primarily associated with the Sparks environmental site. With respect to the costs accrued at December 31, 1996, the Partnership estimates that approximately $8.5 million will be paid in 1997, approximately $2 million to $4 million will be paid per year over the following four years, and approximately $1 million or less will be paid per year over the subsequent five years.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

OTHER CLAIMS AND LITIGATION
The Company and the Partnership are also parties to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Company or the Partnership, or on the Partnership's ability to maintain its quarterly cash distribution at the current level.

LEASE COMMITMENTS
The Partnership and the General Partner lease space in office buildings and certain computer equipment. Total lease commitments not subject to cancellation at December 31, 1996 are as follows: $1,215,000 in 1997, $1,105,000 in 1998,
$1,215,000 in 1999, $1,225,000 in 2000, $1,365,000 in 2001 and $16,700,000
thereafter.

The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations. The annual payments associated with these leases aggregated approximately $5 million in 1993, however a substantial portion of this amount became subject to renegotiation effective January 1, 1994 and the Partnership and the lessor were unable to reach an agreement on a new base annual rental payment for the next ten-year period. In the years 1994 through 1996, the Partnership accrued for an increase in the annual rental for these rights-of-way. In January 1997, a tentative decision was rendered in the judicial reference proceeding held to resolve this matter. This tentative decision would establish the new base annual rental for these rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued through December 31, 1996. Rental expense recorded for all operating leases was $8,975,000 in 1996, $8,850,000 in 1995 and $8,335,000 in 1994.

NOTE 6: RELATED PARTY TRANSACTIONS AND POSTRETIREMENT PLANS

The Partnership is managed by the General Partner. Under certain partnership and management agreements, the General Partner, Santa Fe and BNSF are entitled to reimbursement of direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $50.4 million, $45.8 million and $40.6 million in 1996, 1995 and 1994, respectively, include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional service fees. Such reimbursed expenses are not reflected as expenses of the General Partner or the Company in the accompanying financial statements.

The Company is included with certain other affiliates in the Burlington Northern Santa Fe Retirement Plan, a noncontributory defined benefit pension plan established October 1, 1996 (the "Plan") to effect the consolidation of the Santa Fe Pacific Retirement Plan and the Burlington Northern Inc. Pension Plan. The Plan covers substantially all officers and employees of BNSF and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of credited service and the highest five-year average compensation levels. BNSF's funding policy is to contribute annually at a rate not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes. Since the Company is included with certain other affiliates, detailed Plan information is not available in all cases; however, as of September 30, 1996, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $57.4 million, and the actuarial present value of projected Plan obligations, discounted at 7.75%, was $49.5 million. The expected return on the market value of Plan assets was 9.5% and compensation levels were assumed to increase at 4.0% per year. The Plan assets and obligations associated with former employees of prior affiliates of SFPPI have been assumed by BNSF.

Salaried employees who have rendered ten years of service after attaining age 45 are eligible for both medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is non-contributory and covers retirees only.

The Company's net periodic postretirement benefit cost for approximately 30 former employees of prior affiliates of SFPPI, which was entirely interest cost, was approximately $95,000 in 1996, $105,000 in 1995 and $130,000 in 1994. The
Company's accumulated postretirement benefit obligation for these former employees was approximately $1,860,000 at December 31, 1996 and 1995.

The Company's policy is to fund benefits payable under the medical and life insurance plans as they come due. For employees associated with the Partnership's operations, the following table shows the reconciliation of the plans' obligations to amounts accrued at December 31, 1996 and 1995:

                                              Medical Plan       Life Insurance Plan
                                          --------------------   -------------------
(In thousands)                               1996       1995       1996       1995
                                          ---------   --------   -------    --------
Accumulated postretirement
 benefit obligation:
  Retirees..............................    $ 3,435    $ 4,325    $2,205     $2,330
  Fully eligible active plan                  1,365      1,040        30         30
   participants.........................
  Other active plan participants........      5,030      5,460       665        600
                                          ---------   --------   -------    --------
                                              9,830     10,825     2,900      2,960

Unrecognized prior service credit.......      3,255      3,750        --         --
Unrecognized net gain (loss)............      2,260        675      (525)      (680)
                                          ---------   --------   -------    --------
Accrued postretirement liability........    $15,345    $15,250    $2,375     $2,280
                                          =========   ========   =======    ========

The unrecognized prior service credit will be amortized straight-line over the average future service to full eligibility of the active population. For 1996, the assumed health care cost trend rate for managed care medical costs is 10.5% and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend is 12% in 1996 and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, for the Partnership, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $1.4 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1996 by $225,000. For the Company, a similar increase in the assumed health care cost trend rates would increase the accumulated obligation and the 1996 periodic cost by approximately $20,000 and $10,000, respectively. For 1996, the weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.75% and the assumed weighted-average salary increase was 4.0%.

Note 7: INCOME TAXES

The provision for income taxes consisted of the following:

                                Year ended December 31,
                             ---------------------------
                              1996       1995     1994
                             -------   --------  -------
(In thousands)
Current:
  Federal..................  $ 7,549   $ 4,700   $ 6,928
  State....................    1,763       937     1,586
                             -------   -------   -------
  Total current provision..    9,312     5,637     8,514
Deferred:
  Federal..................   (4,859)   (3,767)   (1,234)
  State....................   (1,014)     (801)      (18)
                             -------   -------   -------
  Total deferred benefit...   (5,873)   (4,568)   (1,252)
                             -------   -------   -------
  Total provision..........  $ 3,439   $ 1,069   $ 7,262
                             =======   =======   =======

Total income taxes as reflected in the Company's statement of operations differs from the amounts computed by applying the statutory federal corporate tax rate to income before income taxes as follows:

                                                      Year ended December 31,
                               ---------------------------------------------------------------
                                        1996                1995                   1994
                               -------------------  --------------------  ---------------------
(Dollars in thousands)
Federal income tax
 at statutory rates............ $  2,758   35.0%       $  907   35.0%          $6,129   35.0%
Increase in taxes
 resulting from:
   State income taxes,
    net of federal benefit.....      487    6.2            88    3.4            1,019    5.8%
   Other.......................      194    2.4            74    2.9              114    0.7
                                --------   ----        ------   ----           ------   ----
Total provision for
  income taxes................. $  3,439   43.6%       $1,069   41.3%          $7,262   41.5%
                                ========   ====        ======   ====           ======   ====

Deferred income taxes are determined based on temporary differences between the financial reporting and tax basis of the Company's assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse. Principal temporary differences that gave rise to the net deferred tax liability are largely attributable to differences between the financial reporting and tax basis of Partnership properties acquired from the Predecessor Companies and may be summarized as follows:

                                           December 31,
                                        ------------------
                                          1996      1995
                                        --------  --------
(In thousands)
Deferred tax debits:
 Postretirement and postemployment
  benefit accruals....................  $  4,104  $  4,012
 Partnership environmental
  remediation provision...............     4,250     5,463
 Partnership litigation provision.....     7,367     3,436
 Other................................     4,244     3,998
                                         -------   -------
                                          19,965    16,909
                                         -------   -------
Deferred tax credits:
 Remaining cost basis differences of
  depreciable assets..................   (67,914)  (70,049)
 Other differences in cost basis......    (6,160)   (7,178)
 Other................................    (3,933)   (3,597)
                                         -------   -------
                                         (78,007)  (80,824)
                                         -------   -------
Net deferred tax liability............  $(58,042) $(63,915)
                                         =======  ========

Prior to September 22, 1995, the Company was included in the consolidated federal income tax return filed by its parent, Santa Fe. Subsequent to the September 22, 1995 merger discussed in Note 3, the Company is included in the consolidated federal income tax return of BNSF. The provision for federal income taxes reflected in these financial statements is based on the amount the Company would have been required to pay if it filed a separate return. Pursuant to a tax agreement between Santa Fe and its subsidiaries, the Company has agreed to pay to Santa Fe an amount based on the federal income tax liability it would have paid if it filed a separate return, regardless of whether Santa Fe or BNSF, as a whole, have any current federal tax liability. In determining amounts payable to Santa Fe, the Company may only take into account its own carryforwards of losses and credits to reduce amounts it would otherwise owe. Accordingly, there are circumstances in which the Company may receive no compensation for the current use of carryforwards of losses or credits by other members of the Santa Fe or BNSF consolidated groups. Similarly, pursuant to agreements for the allocation of the combined tax liability among the members of the Santa Fe affiliated group for the state income, franchise or excise tax (as applicable) of Arizona, California, New Mexico and Oregon, the Company has agreed to pay to Santa Fe an amount approximating the state tax liability it would have paid if it filed separate returns in these states.

NOTE 8: QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations are summarized below:

                              First    Second     Third     Fourth
(In thousands)               Quarter   Quarter   Quarter    Quarter
                             -------   -------   -------   --------
1996
Operating revenues........    $7,385    $9,479    $5,536   $  2,589
Operating income..........     7,217     9,348     5,559      2,388
Net income (loss).........     1,808     3,064       831     (1,260)

1995
Operating revenues........    $6,999    $5,892    $8,450    ($2,045)
Operating income (loss)...     6,699     5,682     8,305     (2,174)
Net income (loss).........     1,697       903     2,530     (3,609)

  Note: The Partnership recorded provisions for environmental and litigation costs aggregating $8 million and $15 million in the third and fourth quarters of 1996, respectively, and $9 million and $25 million in the second and fourth quarters of 1995, respectively.