Form 10-Q
period 1997-03-31
SFP PIPELINE HOLDINGS INC
filed 1997-05-15
CIK 865459

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
REQUIREMENTS FOR THE PAST 90 DAYS:     YES [X]    NO [_]

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ($0.01 PAR VALUE)
 AS OF MAY 13, 1997:  1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

================================================================================

                          SFP PIPELINE HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet at March 31, 1997 and December 31, 1996......   1

   Consolidated Statement of Operations for the three-month periods
     ended March 31, 1997 and 1996.........................................   2

   Consolidated Statement of Cash Flows for the three-month periods
     ended March 31, 1997 and 1996.........................................   3

   Notes to Consolidated Financial Statements..............................   4

Item 2.  Management's Narrative Analysis of the Results of Operations......   5

Financial Information of Santa Fe Pacific Pipeline Partners, L.P...........   *

Financial Information of Burlington Northern Santa Fe Corporation..........  **

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   6

Item 6.  Exhibits and Reports on Form 8-K..................................   6

Signature..................................................................   7

* Incorporated by reference from Part I of the Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended March 31, 1997 (Commission File Number 1-10066)

** Incorporated by reference from Part I of the Form 10-Q of Burlington Northern Santa Fe Corporation for the quarter ended March 31, 1997 (Commission File Number 1-11535)

                          SFP PIPELINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                              March 31,       December 31,
                                                1997              1996
                                              ---------       ------------
                    ASSETS

Current assets
  Cash and cash equivalents.................. $  4,656          $  3,061
  Interest receivable........................    1,021             1,047
  Other current assets.......................      501               295
                                              --------          --------
    Total current assets.....................    6,178             4,403
Investment in Santa Fe Pacific Pipeline
 Partners, L.P...............................   57,776            59,984
Notes receivable from Burlington Northern
 Santa Fe Corporation........................  130,000           130,000
Debt issuance costs, net.....................    6,476             6,597
Other assets.................................    2,812             2,701
                                              --------          --------
    Total assets............................. $203,242          $203,685
                                              ========          ========

  LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Interest payable........................... $  6,111          $  6,111
  Income taxes currently payable.............       28               848
  Other current liabilities..................    6,907             4,981
                                              --------          --------
    Total current liabilities................   13,046            11,940
Long-term debt, net of unamortized discount..  204,314           204,173
Deferred income taxes........................   58,016            58,042
Other liabilities............................    1,993             1,960
                                              --------          --------
    Total liabilities........................  277,369           276,115
                                              --------          --------
Commitments and contingencies (Notes (e)
 and (f))....................................       --                --
                                              --------          --------

Stockholder's deficit
  Common stock...............................        1                 1
  Additional paid-in capital.................  (33,388)          (33,388)
  Accumulated deficit........................  (40,740)          (39,043)
                                              --------          --------
    Total stockholder's deficit..............  (74,127)          (72,430)
                                              --------          --------
    Total liabilities and stockholder's
     deficit................................. $203,242          $203,685
                                              ========          ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                          Three months
                                                         ended March 31,
                                                      ---------------------
                                                         1997       1996
                                                      ---------   ---------
Equity in income of Santa Fe Pacific Pipeline
 Partners, L.P.......................................  $  4,894    $  7,385
General and administrative expenses and other,
 net of reimbursements...............................       126         168
                                                       --------    --------
Operating income.....................................     4,768       7,217
Interest income......................................     2,119       2,198
Interest expense.....................................     6,376       6,364
                                                       --------    --------
Income before income taxes...........................       511       3,051
Income taxes.........................................       208       1,243
                                                       --------    --------
Net income...........................................       303       1,808
Accumulated deficit
  Beginning of period................................   (39,043)    (36,486)
  Cash dividends.....................................    (2,000)         --
                                                       --------    --------
  End of period......................................  $(40,740)   $(34,678)
                                                       ========    ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                           Three months
                                                          ended March 31,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------
Cash flows from operating activities:
  Net income............................................ $   303    $ 1,808
                                                         -------    -------
  Adjustments to reconcile net income to net cash
   provided by operating activities --
     Equity in undistributed earnings of Santa Fe
      Pacific Pipeline Partners, L.P....................   2,208       (283)
     Deferred income taxes..............................     (26)      (157)
     Amortization of debt issuance costs and original
      issue discount....................................     262        250
     Changes in:
       Current assets...................................    (180)       (10)
       Current liabilities..............................   1,106        501
       Other assets and other liabilities...............     (78)      (127)
                                                         -------    -------
         Total adjustments..............................   3,292        174
                                                         -------    -------
         Net cash provided by operating activities......   3,595      1,982
Cash flows from investing activities....................      --         --
Cash flows from financing activities:
  Cash dividends........................................  (2,000)        --
                                                         -------    -------
Increase in cash and cash equivalents...................   1,595      1,982
Cash and cash equivalents --
  Beginning of period...................................   3,061      7,890
                                                         -------    -------
  End of period......................................... $ 4,656    $ 9,872
                                                         =======    =======
Income taxes paid....................................... $ 1,055    $    --
                                                         =======    =======
Interest paid........................................... $ 6,111    $ 6,111
                                                         =======    =======

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). Holdings is a wholly owned subsidiary of Santa Fe Pacific Corporation ("Santa Fe"). Subsequent to a business combination in September 1995, Santa Fe is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Company management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) SFPPI received distributions aggregating $7,102,000 during both the three-month periods ended March 31, 1997 and 1996, by virtue of its general and limited partner interests in Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"). In April 1997, the Partnership declared first quarter 1997 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in May 1997. Financial information with respect to the Partnership is incorporated herein by reference from Part I of the Partnership's Form 10-Q for the quarter ended March 31, 1997.

(c) The notes receivable from Burlington Northern Santa Fe Corporation ("BNSF") are due and payable upon the maturity of the Company's Variable Rate Exchangeable Debentures (the "Debentures"), but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the Debentures. BNSF assumed the obligations associated with these notes from Santa Fe in January 1997. Financial information with respect to BNSF is incorporated herein by reference from BNSF's Form 10-Q for the quarter ended March 31, 1997.

(d) The Debentures bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter is generally recorded in an amount equal to the aggregate amount of distributions declared by the Partnership for that quarter on the 8,148,130 common units for which the Debentures would be exchangeable. The Partnership declared cash distributions of $0.75 per unit for the first quarter of 1997, and, accordingly, the Company accrued interest expense of $6,111,000 for the three months ended March 31, 1997. Interest expense reflected in the consolidated statement of operations also includes amortization of the original issue discount and debt issuance costs for the Debentures.

(e) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership, and the Partnership has established reserves for costs related to the resolution of these matters. With respect to the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, on February 25, 1997, the Partnership entered into an agreement with the El Paso bankruptcy trustee which, subject to the approval of the bankruptcy court, would settle all of the claims raised by El Paso and its general partner in the civil litigation in exchange for the payment of $16 million by the Partnership in two equal installments. As the amount of the proposed settlement exceeds the amount that had previously been reserved by the Partnership for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997.

As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its litigation reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level. The discussion of these matters appearing at Note (d) to the Partnership's consolidated financial statements for the quarter ended March 31, 1997 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.

(f) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. The discussion of environmental matters appearing at Note
(e) to the Partnership's consolidated financial statements for the quarter ended March 31, 1997 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.


                    ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                          OF THE RESULTS OF OPERATIONS

As the principal assets of the Company are its investment in the Partnership and its notes receivable from BNSF, the following analysis should be read in conjunction with the Part I financial information filed by the Partnership and BNSF in their respective Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997, both of which are incorporated herein by reference.

For the three months ended March 31, 1997, the Company's equity in income of the Partnership of $4.9 million was $2.5 million, or 34% lower than in the 1996 period. The Partnership's results of operations included a provision for litigation costs of $6.0 million recorded in the current year quarter. Excluding this provision, the Partnership's adjusted net income for the three months ended March 31, 1997 was $16.0 million compared to net income of $15.4 million in the 1996 period. Total revenues of $56.1 million were $0.5 million, or 1%, lower than in the prior year period, primarily due to a decrease in total volumes transported. Partnership operating expenses of $37.4 million were $5.5 million higher than in the first three months of 1996. Excluding the provision described above, operating expenses would have been $31.4 million, 2% lower than the prior year quarter, with higher field operating expenses being offset by lower facilities costs, general and administrative expenses and power costs. The Partnership's other income, net increased by $0.4 million as compared with the 1996 period primarily due to interest income received from property tax settlements.

The Company's interest income is earned on its notes receivable from BNSF bearing interest at rates tied to the Federal Funds rate. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Company's Debentures are, under certain specified conditions, exchangeable.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the discussion of the current status of certain litigation appearing at "Part II, Item 1. Legal Proceedings" in the Partnership's Form 10-Q for the quarter ended March 31, 1997, which is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report:

      Exhibit 13.1  Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for
                     the quarter ended March 31, 1997.

      Exhibit 13.2  Form 10-Q of Burlington Northern Santa Fe Corporation for
                     the quarter ended March 31, 1997 to be filed by amendment.

      Exhibit 27    Financial Data Schedule as of and for the three months ended
                     March 31, 1997.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:  None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SFP PIPELINE HOLDINGS, INC.
                                                  (Registrant)


     Date: May 13, 1997            By:        /s/ BARRY R. PEARL
                                      -----------------------------------------
                                                  Barry R. Pearl
                                          Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                           (On behalf of the Registrant)