Form 10-Q
period 1997-06-30
SFP PIPELINE HOLDINGS INC
filed 1997-08-14
CIK 865459

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ($0.01 PAR VALUE) AS OF AUGUST 13, 1997: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

================================================================================

                          SFP PIPELINE HOLDINGS, INC.
                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheet at June 30, 1997 and December 31, 1996.........   1

  Consolidated Statement of Operations
   for the three-month and six-month periods ended June 30, 1997 and 1996...   2

  Consolidated Statement of Cash Flows
   for the three-month and six-month periods ended June 30, 1997 and 1996...   3

  Notes to Consolidated Financial Statements................................   4

Item 2.  Management's Narrative Analysis of the Results of Operations.......   5

Financial Information of Santa Fe Pacific Pipeline Partners, L.P............   *

Financial Information of Burlington Northern Santa Fe Corporation...........  **


                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings .................................................   6

Item 6.  Exhibits and Reports on Form 8-K ..................................   6

Signature ..................................................................   7

* Incorporated by reference from Part I of the Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended June 30, 1997 (Commission File Number 1-10066)


** Incorporated by reference from Part I of the Form 10-Q of Burlington Northern Santa Fe Corporation for the quarter ended June 30, 1997 (Commission File Number 1-11535)

                          SFP PIPELINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                        June 30,    December 31,
                                                                          1997         1996
                                                                       ----------   ------------
                                 A S S E T S
Current assets
  Cash and cash equivalents.......................................     $    6,424     $    3,061
  Interest receivable.............................................          1,103          1,047
  Other current assets............................................            422            295
                                                                       ----------     ----------
        Total current assets......................................          7,949          4,403
Investment in Santa Fe Pacific Pipeline Partners, L.P.............         60,522         59,984
Notes receivable from Burlington Northern Santa Fe Corporation....        130,000        130,000
Debt issuance costs, net..........................................          6,356          6,597
Other assets......................................................          2,923          2,701
                                                                       ----------     ----------
        Total assets..............................................     $  207,750       $203,685
                                                                       ==========     ==========


                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Interest payable................................................     $    6,111     $    6,111
  Income taxes currently payable..................................            502            848
  Other current liabilities.......................................          7,770          4,981
                                                                       ----------     ----------
        Total current liabilities.................................         14,383         11,940
Long-term debt, net of unamortized discount.......................        204,458        204,173
Deferred income taxes.............................................         57,732         58,042
Other liabilities.................................................          2,026          1,960
                                                                       ----------     ----------
        Total liabilities.........................................        278,599        276,115
                                                                       ----------     ----------
Commitments and contingencies (Notes (e) and (f)).................             --             --
                                                                       ----------     ----------
Stockholder's deficit.............................................
  Common stock....................................................              1              1
  Additional paid-in capital......................................        (33,388)       (33,388)
  Accumulated deficit.............................................        (37,462)       (39,043)
                                                                       ----------     ----------
        Total stockholder's deficit...............................        (70,849)       (72,430)
                                                                       ----------     ----------
        Total liabilities and stockholder's deficit...............     $  207,750     $  203,685
                                                                       ==========     ==========

                See Notes to Consolidated Financial Statements.

                           SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three months            Six months
                                                           ended June 30,          ended June 30,
                                                       --------------------    --------------------
                                                         1997        1996        1997        1996
                                                       --------    --------    --------    --------
Equity in income of
 Santa Fe Pacific Pipelines Partners, L.P..........    $  9,847    $  9,479    $ 14,741    $ 16,864

General and administrative expenses
 and other, net of reimbursements..................         148         131         274         299
                                                       --------    --------    --------    --------
Operating income...................................       9,699       9,348      14,467      16,565

Interest income....................................       2,210       2,185       4,329       4,383
Interest expense...................................       6,376       6,363      12,752      12,727
                                                       --------    --------    --------    --------
Income before income taxes.........................       5,533       5,170       6,044       8,221
Income taxes.......................................       2,255       2,106       2,463       3,349
                                                       --------    --------    --------    --------
Net income.........................................       3,278       3,064       3,581       4,872

Accumulated deficit................................
    Beginning of period............................     (40,740)    (34,678)    (39,043)    (36,486)
    Cash dividends.................................          --      (4,000)     (2,000)     (4,000)
                                                       --------    --------    --------    --------
    End of period..................................    $(37,462)   $(35,614)   $(37,462)   $(35,614)
                                                       ========    ========    ========    ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                        Three months           Six months
                                                                       ended June 30,        ended June 30,
                                                                  ---------------------    -------------------
                                                                    1997         1996         1997      1996
                                                                  --------     --------    --------   --------
Cash flows from operating activities:                             $  3,278     $  3,064    $  3,581   $  4,872
  Net income...............................................       --------     --------    --------   --------
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Equity in undistributed earnings of
     Santa Fe Pacific Pipeline Partners, L.P...............         (2,746)      (2,377)       (538)    (2,660)
    Deferred income taxes..................................           (284)        (266)       (310)      (423)
    Amortization of debt issuance costs
     and original issue  discount..........................            264          252         526        502

    Changes in:
     Current assets........................................             (3)         259        (183)       249
     Current liabilities...................................          1,337        1,355       2,443      1,856
     Other assets and other liabilities....................            (78)        (717)       (156)      (844)
                                                                  --------     --------    --------   --------

        Total adjustments..................................         (1,510)      (1,494)      1,782     (1,320)
                                                                  --------     --------    --------   --------
        Net cash provided by operating activities..........          1,768        1,570       5,363      3,552

Cash flows from investing activities.......................             --           --          --         --

Cash flows from financing activities:
  Cash dividends...........................................             --       (4,000)     (2,000)    (4,000)
                                                                  --------     --------    --------   --------
Increase (decrease) in cash and cash equivalents...........          1,768       (2,430)      3,363       (448)

Cash and cash equivalents-
  Beginning of period......................................          4,656        9,872       3,061      7,890
                                                                  --------     --------    --------   --------

  End of period............................................       $  6,424     $  7,442    $  6,424   $  7,442
                                                                  ========     ========    ========   ========

Income taxes paid..........................................       $  2,065     $     --    $  3,120   $     --
                                                                  ========     ========    ========   ========
Interest paid..............................................       $  6,114     $  6,114    $ 12,225   $ 12,225
                                                                  ========     ========    ========   ========

                 See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). Holdings is a wholly owned subsidiary of Santa Fe Pacific Corporation ("Santa Fe") which subsequent to a business combination in September 1995, Santa Fe is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Company management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) SFPPI received distributions aggregating $14,203,000 during both the six-month periods ended June 30, 1997 and 1996, by virtue of its general and limited partner interests in Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"). In July 1997, the Partnership declared second quarter 1997 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in August 1997. Financial information with respect to the Partnership is incorporated herein by reference from Part I of the Partnership's Form 10-Q for the quarter ended June 30, 1997.

(c) The notes receivable from Burlington Northern Santa Fe Corporation ("BNSF") are due and payable upon the maturity of the Company's Variable Rate Exchangeable Debentures (the "Debentures"), but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the Debentures. BNSF assumed the obligations associated with these notes from Santa Fe in January 1997. Financial information with respect to BNSF is incorporated herein by reference from BNSF's Form 10-Q for the quarter ended June 30, 1997.

(d) The Debentures bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter is generally recorded in an amount equal to the aggregate amount of distributions declared by the Partnership for that quarter on the 8,148,130 common units for which the Debentures would be exchangeable. The Partnership declared cash distributions of $0.75 per unit for the second quarter of 1997, and, accordingly, the Company accrued interest expense of $6,111,000 for the three months ended June 30, 1997. Interest expense reflected in the consolidated statement of operations also includes amortization of the original issue discount and debt issuance costs for the Debentures.

(e) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership, and the Partnership has established reserves for costs related to the resolution of these matters.

In June 1997, the Partnership entered into agreements with two of the complainants, Chevron U.S.A. Products Company and Tosco Corporation, to settle their claims in the FERC proceedings by making certain reparations and settlement payments to these parties over five years and establishing lower prospective rates for certain East and West Line interstate movements. The agreements, which are to be filed as a comprehensive offer of settlement, are subject to the approval of the FERC. While the proposed rate reductions would have a material adverse effect on the Partnership's and the Company's results of operations, management does not believe that the terms of this comprehensive offer of settlement, should it be approved and applied to all of the complainants, would have a material adverse effect on the Partnership's and the Company's financial condition or liquidity or the Partnership's ability to maintain its quarterly cash distribution at the current level.

While the Partnership believes it has meritorious defenses in the FERC proceedings, the complainants are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with the FERC rate-making methodology, management cannot predict with certainty either whether the proposed comprehensive offer of settlement will be approved by FERC or the ultimate outcome of the FERC proceedings. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's and the Company's results of operations, financial condition and liquidity and the Partnership's ability to maintain its quarterly cash distribution at the current level.

In the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc. ("EPRI"), the Partnership has entered into an agreement with the El Paso bankruptcy trustee to settle all of the claims raised by El Paso and its general partner. The agreement was approved by the bankruptcy court in April 1997 and, in July 1997, the time for any further appeals expired, and the orders of the bankruptcy court became final. As the amount of the settlement exceeded the amount that had previously been reserved for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997. Under the terms of the settlement agreement, two equal installments of $8.0 million are payable by the Partnership in September 1997 and June 1998.

(f) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. The discussion of environmental matters appearing at Note
(e) to the Partnership's consolidated financial statements for the quarter ended June 30, 1997 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.


                   ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                         OF THE RESULTS OF OPERATIONS

As the principal assets of the Company are its investment in the Partnership and its notes receivable from BNSF, the following analysis should be read in conjunction with the Part I financial information filed by the Partnership and BNSF in their respective Quarterly Reports on Form 10-Q for the quarter ended June 30, 1997, both of which are incorporated herein by reference.

For the six months ended June 30, 1997, the Company's equity in income of the Partnership of $16.9 million was $2.1 million, or approximately 13%, lower than in the 1996 period. The Partnership's results of operations included a provision for litigation costs of $6.0 million recorded during the first quarter of 1997. Excluding this provision, the Partnership's adjusted net income for the six months ended June 30, 1997 was $36.6 million compared to net income of $35.3 million in the 1996 period. Total Partnership revenues of $119.4 million were $2.1 million, or approximately 2%, above the 1996 period, primarily due to an increase in total volumes transported. Partnership operating expenses of $71.1 million were $7.5 million higher than in the first six months of 1996. Excluding the provision described above, operating expenses would have been $65.1 million, 2% higher than in 1996 period, with higher field operating expenses being offset by lower general and administrative expenses, facilities costs and power costs. The Partnership's other income, net increased by $0.6 million as compared with the 1996 period primarily due to interest income received from property tax refunds.

The Company's interest income is earned on its notes receivable from BNSF bearing interest at rates tied to the Federal Funds rate. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Company's Debentures are, under certain specified conditions, exchangeable.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the discussion of the current status of certain litigation appearing at "Part II, Item 1. Legal Proceedings" in the Partnership's Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

        Exhibit 13.1  Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for
                        the quarter ended June 30, 1997.

        Exhibit 13.2  Form 10-Q of Burlington Northern Santa Fe Corporation for
                        the quarter ended June 30, 1997 to be filed by amendment.

        Exhibit 27  Financial Data Schedule as of and for the six months ended
                        June 30, 1997.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:  None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SFP PIPELINE HOLDING, INC
                                      (Registrant)


Date: August 13, 1997           By:      /s/ BARRY R. PEARL
                                   -----------------------------------
                                           Barry R. Pearl
                                    Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                     (On behalf of the Registrant)