Form 10-Q/A
period 1997-06-30
SFP PIPELINE HOLDINGS INC
filed 1997-08-19
CIK 865459

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

        Exhibit 13.1  Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for
                        the quarter ended June 30, 1997. (Previously filed)

        Exhibit 13.2  Form 10-Q of Burlington Northern Santa Fe Corporation for
                        the quarter ended June 30, 1997.

        Exhibit 27  Financial Data Schedule as of and for the six months ended
                        June 30, 1997. (Previously filed)

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