Form 10-Q
period 1997-09-30
SFP PIPELINE HOLDINGS INC
filed 1997-11-14
CIK 865459

                                                                11/10/97 1:43 PM
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ($0.01 PAR VALUE) AS OF NOVEMBER 13, 1997: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

================================================================================

                          SFP PIPELINE HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet at September 30, 1997 and December 31, 1996..   1

   Consolidated Statement of Operations for the three-month and nine-month
     periods ended September 30, 1997 and 1996.............................   2

   Consolidated Statement of Cash Flows for the three-month and nine-month
     periods ended September 30, 1997 and 1996.............................   3

   Notes to Consolidated Financial Statements..............................   4

Item 2.  Management's Narrative Analysis of the Results of Operations......   6

Financial Information of Santa Fe Pacific Pipeline Partners, L.P...........   *

Financial Information of Burlington Northern Santa Fe Corporation..........  **


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   7

Item 5.  Other Information.................................................   7

Item 6.  Exhibits and Reports on Form 8-K..................................   7

Signature..................................................................   8

 * Incorporated by reference from Part I of the Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended September 30, 1997 (Commission File Number 1-10066)

** Incorporated by reference from Part I of the Form 10-Q of Burlington
   Northern Santa Fe Corporation for the quarter ended September 30, 1997 (Commission File Number 1-11535)

                          SFP PIPELINE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                           September 30,  December 31,
                                                               1997          1996
                                                           -------------  ------------
                                  A S S E T S
Current assets
  Cash and cash equivalents..............................   $   8,866     $   3,061
  Interest receivable....................................       1,135         1,047
  Other current assets...................................         437           295
                                                            ---------     ---------
    Total current assets.................................      10,438         4,403
Investment in Santa Fe Pacific Pipeline Partners, L.P. ..      63,414        59,984
Notes receivable from Burlington Northern Santa Fe
  Corporation............................................     130,000       130,000
Debt issuance costs, net.................................       6,235         6,597
Other assets.............................................       2,938         2,701
                                                            ---------     ---------
    Total assets.........................................   $ 213,025     $ 203,685
                                                            =========     =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Interest payable.......................................   $   6,111     $   6,111
  Income taxes currently payable.........................       3,147           848
  Other current liabilities..............................       7,102         4,981
                                                            ---------     ---------
    Total current liabilities............................      16,360        11,940
Long-term debt, net of unamortized discount..............     204,606       204,173
Deferred income taxes....................................      57,435        58,042
Other liabilities........................................       2,057         1,960
                                                            ---------     ---------
    Total liabilities....................................     280,458       276,115
                                                            ---------     ---------
Commitments and contingencies (Notes (e) and (f))........           -             -
                                                            ---------     ---------
Stockholder's deficit
  Common stock...........................................           1             1
  Additional paid-in capital.............................     (33,388)      (33,388)
  Accumulated deficit....................................     (34,046)      (39,043)
                                                            ---------     ---------
    Total stockholder's deficit..........................     (67,433)      (72,430)
                                                            ---------     ---------
    Total liabilities and stockholder's deficit..........   $ 213,025     $ 203,685
                                                            =========     =========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                          Three months           Nine months
                                                       ended September 30,   ended September 30,
                                                       -------------------   -------------------
                                                         1997       1996       1997       1996
                                                       --------   --------   --------   --------
Equity in income of
  Santa Fe Pacific Pipeline Partners, L.P. .........   $  9,994   $  5,536   $ 24,735   $ 22,400
General and administrative expenses (income)
  and other, net of reimbursements..................        125        (23)       399        276
                                                       --------   --------   --------   --------
Operating income....................................      9,869      5,559     24,336     22,124
Interest income.....................................      2,276      2,212      6,605      6,595
Interest expense....................................      6,380      6,368     19,132     19,095
                                                       --------   --------   --------   --------
Income before income taxes..........................      5,765      1,403     11,809      9,624
Income taxes........................................      2,349        572      4,812      3,921
                                                       --------   --------   --------   --------
Net income..........................................      3,416        831      6,997      5,703

Accumulated deficit.................................
  Beginning of period...............................    (37,462)   (35,614)   (39,043)   (36,486)
  Cash dividends....................................          -     (3,000)    (2,000)    (7,000)
                                                       --------   --------   --------   --------
  End of period.....................................   $(34,046)  $(37,783)  $(34,046)  $(37,783)
                                                       ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                              Three months                        Nine months
                                                            ended September 30,                ended September 30,
                                                         ------------------------         ----------------------------
                                                            1997          1996               1997            1996
                                                         -----------  -----------         -----------    ------------
Cash flows from operating activities:
 Net income...........................................      $ 3,416      $   831             $ 6,997        $ 5,703
                                                            -------      -------             -------        -------
 Adjustments to reconcile net income to net
  cash provided by operating activities-
  Equity in undistributed earnings of
  Santa Fe Pacific Pipeline Partners, L.P.............       (2,892)       1,565              (3,430)        (1,095)
  Deferred income taxes...............................         (297)         (72)               (607)          (495)
  Amortization of debt issuance costs
    and original issue discount.......................          269          256                 795            758
  Changes in:
   Current assets.....................................          (47)        (165)               (230)            84
   Current assets.....................................        1,977        2,025               4,420          3,881
   Other assets and other liabilities.................           16         (283)               (140)        (1,127)
                                                            -------      -------             -------        -------
      Total adjustments...............................         (974)       3,326                 808          2,006
                                                            -------      -------             -------        -------
      Net cash provided by operating activities.......        2,442        4,157               7,805          7,709

Cash flows from investing activities..................           --           --                  --             --
Cash flows from financing activities:
 Cash dividends.......................................           --       (3,000)             (2,000)        (7,000)
                                                            -------      -------             -------        -------
Increase in cash and cash equivalents.................        2,442        1,157               5,805            709

Cash and cash equivalents-
 Beginning of period..................................        6,424        7,442               3,061          7,890
                                                            -------      -------             -------        -------

 End of period........................................      $ 8,866      $ 8,599             $ 8,866        $ 8,599
                                                            =======      =======             =======        =======
Income taxes paid.....................................      $    --      $    --             $ 3,120        $    --
                                                            =======      =======             =======        =======
Interest paid.........................................      $ 6,111      $ 6,111             $18,336        $18,336
                                                            =======      =======             =======        =======

                See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). Holdings is a wholly owned subsidiary of Santa Fe Pacific Corporation ("Santa Fe") which, subsequent to a business combination in September 1995, is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Company management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) SFPPI received distributions aggregating $21,305,000 during both the nine-month periods ended September 30, 1997 and 1996, by virtue of its general and limited partner interests in Santa Fe Pacific Pipeline Partners, L.P. and its operating partnership subsidiary (collectively, the "Partnership"). In October 1997, the Partnership declared third quarter 1997 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in November 1997. Financial information with respect to the Partnership is incorporated herein by reference from Part I of the Partnership's Form 10-Q for the quarter ended September 30, 1997.

(c) The notes receivable from Burlington Northern Santa Fe Corporation ("BNSF") are due and payable upon the maturity of the Company's Variable Rate Exchangeable Debentures (the "Debentures"), but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the Debentures. BNSF assumed the obligations associated with these notes from Santa Fe in January 1997. Financial information with respect to BNSF is incorporated herein by reference from BNSF's Form 10-Q for the quarter ended September 30, 1997.

(d) The Debentures bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter is generally recorded in an amount equal to the aggregate amount of distributions declared by the Partnership for that quarter on the 8,148,130 common units for which the Debentures would be exchangeable. The Partnership declared cash distributions of $0.75 per unit for the third quarter of 1997, and, accordingly, the Company accrued interest expense of $6,111,000 for the three months ended September 30, 1997. Interest expense reflected in the consolidated statement of operations also includes amortization of the original issue discount and debt issuance costs for the Debentures.

See Part II, Item 5 of this Report concerning a pending business combination involving the Partnership which would, if consummated, cause the Debentures to become exchangeable.

(e) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, certain of the Partnership's shippers, beginning in 1992, filed civil suits and initiated two Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership, and the Partnership has established reserves for costs related to the resolution of these matters.. In addition, on October 1, 1997, complainants in a separate rate proceeding before the California Public Utilities Commission ("CPUC") filed testimony seeking prospective rate reductions aggregating approximately $15 million per year.

On September 25, 1997, the presiding Administrative Law Judge ("ALJ") in the FERC proceeding challenging the Partnership's rates on its East and West Lines issued an initial decision (the "Initial Decision"). Virtually all of the Partnership's West Line interstate rates were deemed to be "just and reasonable" by virtue of the "grandfathering" provisions of the Energy Policy Act of 1992 ("EPACT") and are not subject to challenge, either for the past or prospectively, in that proceeding. The ALJ ruled adversely, however, to the Partnership's position on several cost of service issues that would affect East Line, and non-grandfathered West Line, rates and on certain other regulatory issues. The Initial Decision is subject to review by the FERC commissioners, who could reach different conclusions, either favorable or unfavorable, on these and other matters in their final decision. If the Initial Decision was affirmed in its current form by FERC, management estimates that the total reparations and interest that would be payable as of September 30, 1997 would approximate the $28 million in reserves that had been recorded as of that date. Partnership management also estimates that the Initial Decision, in its current form, would reduce revenues prospectively in the range of $8 million to $10 million annually.

Partnership management does not believe that the Initial Decision, if affirmed in its current form by FERC, would have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level. Management cannot predict with certainty, however, whether the ALJ's conclusions in the Initial Decision will be affirmed by the FERC or whether the FERC's final decision will be more or less favorable to the Partnership's rate structure than the Initial Decision. In addition, as discussed in Item 1 of this Report, certain of the complainants in the ongoing FERC proceedings filed a new complaint at FERC in October 1997 challenging all of the Partnership's interstate rates, and the outcome of this new proceeding is also impossible to predict with certainty. Furthermore, the Partnership is not able to predict whether any prospective California intrastate rate reductions will be required upon the resolution of the CPUC proceeding. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its applicable reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

In the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, the settlement agreement resolving this matter was approved by the bankruptcy court in April 1997 and the orders of the bankruptcy court became final in July 1997. As the amount of the settlement exceeded the amount that had previously been reserved for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997. Under the terms of the settlement agreement, two equal installments of $8 million are payable by the Partnership in October 1997 and June 1998.

(f) As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1996, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. The discussion of environmental matters appearing at Note
(e) to the Partnership's consolidated financial statements for the quarter ended September 30, 1997 is incorporated herein by reference from the Partnership's Form 10-Q for that quarter.



                   ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                         OF THE RESULTS OF OPERATIONS

As the principal assets of the Company are its investment in the Partnership and its notes receivable from BNSF, the following analysis should be read in conjunction with the Part I financial information filed by the Partnership and BNSF in their respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 1997, both of which are incorporated herein by reference.

For the nine months ended September 30, 1997, the Company's equity in income of the Partnership of $24.7 million was $2.3 million, or approximately 10%, higher than in the 1996 period. The Partnership's results of operations included provisions for litigation costs of $6.0 million and $8.0 million recorded in 1997 and 1996, respectively. Excluding the provisions, the Partnership's adjusted net income for the nine months ended September 30, 1997 was $57.6 million compared to adjusted net income of $54.6 million in the 1996 period. Total Partnership revenues of $182.6 million were $2.9 million, or approximately 2%, above the 1996 period, primarily due to an increase in total volumes transported. Partnership operating expenses of $104.4 million were $0.7 million lower than in the first nine months of 1996. Excluding the provisions described above, operating expenses would have been $98.4 million, 1% higher than in 1996, with higher field operating expenses being partially offset by lower general and administrative expenses and facilities costs. The Partnership's other income, net increased by $1.0 million as compared with the 1996 period primarily due to interest income received from property tax refunds and higher interest income, which resulted from higher interest rates and cash balances.

The Company's interest income is earned on its notes receivable from BNSF bearing interest at rates tied to the Federal Funds rate. Interest expense is accrued based on the quarterly distribution paid on the 8,148,130 Partnership units for which the Company's Debentures are, under certain specified conditions, exchangeable.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
Reference is made to the discussion of the current status of certain litigation appearing at "Part II, Item 1. Legal Proceedings" in the Partnership's Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.


Item 5. Other Information
On October 18, 1997, Holdings, the General Partner and Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership") entered into a definitive Purchase Agreement with Kinder Morgan Energy Partners, L.P. ("KMEP") and Kinder Morgan G.P., Inc. (collectively, "Kinder Morgan") pursuant to which Kinder Morgan and its affiliates would acquire the Trading Partnership's limited partner interest in the Trading Partnership's operating partnership subsidiary, SFPP, L.P. Upon completion of the transaction, the Trading Partnership would liquidate and the Trading Partnership's unitholders would receive 1.39 KMEP units in respect of each of the Trading Partnership's common units. In addition, Kinder Morgan would pay the General Partner $84.4 million for its general partner interest in the Trading Partnership, and SFPP, L.P. would redeem approximately one-half of the General Partner's interest in such subsidiary for an additional $5.8 million.

The transaction has been approved by the boards of directors of the General Partner and Kinder Morgan G.P., Inc., but completion of the transaction is subject to a number of conditions, including approval by the unitholders of both the Trading Partnership and KMEP, receipt of certain third party consents and approval by certain regulatory agencies. Management anticipates closing the transaction (the "Closing") in the first quarter of 1998.

Under the terms of the indenture relating to the Debentures, the Closing of the transaction would constitute an Exchange Event, that would, in general, result in each $1,000 principal amount of Debentures becoming exchangable for a thirty-day period for 37.2093 Trading Partnership common units or, at the issuer's option, cash in an amount equal to the current market price of such principal amount of Debentures. Under the Purchase Agreement, Kinder Morgan is to use its reasonable best efforts to negotiate agreements with the holders of Holdings' Debentures prior to the Closing such that, at the time of the Closing, all of the Debentures shall be satisfied and discharged by the payment of cash, exchange for common units of either the Trading Partnership or KMEP, delivery of some other Kinder Morgan security, or otherwise.


Item 6.  Exhibits and Reports on Form 8-K.
(a)  The following documents are filed as a part of this report:

     Exhibit 13.1 Form 10-Q of Santa Fe Pacific Pipeline Partners, L.P. for the quarter ended September 30, 1997.

     Exhibit 13.2 Form 10-Q of Burlington Northern Santa Fe Corporation for the quarter ended September 30, 1997.

     Exhibit 27 Financial Data Schedule as of and for the nine months ended September 30, 1997.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:
     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SFP PIPELINE HOLDINGS, INC.
                                             (Registrant)

     Date: November 13, 1997           By:       /s/ BARRY R. PEARL
                                          --------------------------------
                                                   Barry R. Pearl
                                          Senior Vice President, Treasurer
                                            And Chief Financial Officer
                                            (On behalf of the Registrant)