Form 10-K405
period 1997-12-31
SFP PIPELINE HOLDINGS INC
filed 1998-03-31
CIK 865459

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                (702) 358-6971
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
VARIABLE RATE EXCHANGEABLE DEBENTURES             NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting stock of the registrant is held by an affiliate, The Burlington Northern and Santa Fe Railway Company.

Number of shares outstanding of the registrant's common stock ($0.01 par value) as of March 27, 1998: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I.

List hereunder the documents from which parts thereof have been incorporated by reference and the Part of the Form 10-K into which such information is incorporated:

     1997 Financial Information of Burlington Northern Santa Fe Corporation........  Parts II and IV

===============================================================================

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----

                                    PART I

Item 1. Business....................................................................  1
Item 2. Properties..................................................................  4
Item 3. Legal Proceedings...........................................................  4

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters........ 10
Item 7. Management's Discussion and Analysis of the Results of Operations........... 11
Item 8. Financial Statements and Supplementary Data................................. 11
Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure....................................... 11

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........... 12
Signatures.......................................................................... 15

                          SFP PIPELINE HOLDINGS, INC.

                                    PART I

ITEM 1. BUSINESS.

General
-------
SFP Pipeline Holdings, Inc. ("Holdings") commenced operations in September 1990, at which time it acquired 100% of the outstanding capital stock of Santa Fe Pacific Pipelines, Inc. ("SFPPI" or the "General Partner") and issued Variable Rate Exchangeable Debentures Due 2010 (the "Debentures") in the aggregate principal amount of $219.0 million. Holdings and Santa Fe Pacific Pipelines, Inc. are both wholly owned indirect subsidiaries of Burlington Northern Santa Fe Corporation ("BNSF") and are collectively referred to herein as the "Company" unless the context requires otherwise. In September 1995, Santa Fe Pacific Corporation ("Santa Fe") and Burlington Northern Inc. consummated a business transaction pursuant to which Santa Fe became a subsidiary of BNSF.

Prior to the closing on March 6, 1998 of the KM Transaction described below, SFPPI served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership"), a Delaware limited partnership formed in December 1988 to acquire and operate, through SFPP, L.P. ("SFPP"), the refined petroleum products pipeline business of Santa Fe. Collectively, the Trading Partnership and SFPP are referred to herein as the "Partnership." Santa Fe's pipeline business was previously owned by two indirect wholly owned subsidiaries (the "Predecessor Companies") and, in December 1988, SFPPI acquired 8,148,148 common limited partner interests in the Trading Partnership (the "SFP Common Units") in return for its contribution to the Partnership of a portion of the assets of the Predecessor Companies. SFPPI also directly owned a 1% general partner interest in the Operating Partnership. The common units and the general partner interests owned by the General Partner represented approximately 42% and 2% interests in the Partnership, respectively. The remaining approximate 56% limited partner ownership in the Trading Partnership was represented by 11,000,000 publicly traded SFP Common Units.

SFPP is one of the largest independent pipeline common carriers of refined petroleum products ("products") in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states. SFPP transports products, including gasoline, diesel fuel and commercial and military jet fuels, primarily for integrated petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. SFPP also operates 13 truck loading terminals and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 12 military bases. SFPP's pipelines are: (1) the South Line, which is composed of two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson, Phoenix and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon; and (4) the San Diego Line, which transports products from Los Angeles to San Diego, California and various intermediate points.

KM Transaction; Impact on Debentures
------------------------------------

In October 1997, the Trading Partnership, SFPPI and Holdings entered into a Purchase Agreement, dated as of October 18, 1997, with Kinder Morgan Energy Partners, L.P. ("KMEP") and Kinder Morgan G.P., Inc., the general partner of KMEP ("KMGP"). The Purchase Agreement and the transactions provided for therein (collectively, the "KM Transaction") were approved by the respective unitholders of the Trading Partnership and KMEP on March 6, 1998, and the KM Transaction was completed later that day. Pursuant to the Purchase Agreement, KMEP acquired substantially all of the assets of the Trading Partnership for approximately
26.6 million common units of limited partner interests in KMEP ("KMEP Common Units") and $84.4 million in cash. Immediately thereafter, the Trading Partnership was liquidated and each SFP Common Unit then outstanding was converted into 1.39 KMEP Common Units. In connection with the KM Transaction, SFPPI retained a 1% special (non-voting) limited partner interest in SFPP. Immediately following the completion of the KM Transaction, SFPP redeemed approximately one-half of the special limited partnership interest retained by SFPPI for $5.8 million in cash, which amount the parties agreed represented the fair market value of such interest on the date of the Purchase Agreement.

The terms of the Debentures as originally issued provided that the Debentures would become exchangeable upon the occurrence of certain events ("Exchange Events") for an aggregate of 8,148,130 of SFP Common Units. Such terms provided generally that each $1,000 original principal amount of Debenture would be exchangeable, at the option of the respective holders thereof, for 37.2093 SFP Common Units during a specified period following the first to occur of the following: (i) May 17, 2010 (90 days prior to final maturity); (ii) the liquidation of the Partnership; (iii) the sale or other disposition by the Partnership of all or substantially all of its assets or any merger, consolidation or recapitalization of the Partnership (other than any such transaction in which the Partnership survives and its only outstanding equity securities are preference and common units); and (iv) the occurrence of an Event of Default under the indenture relating to the Debentures and the acceleration of all amounts due and owing under the Debentures. In lieu of delivering SFP Common Units to Debentureholders at such time, the Company is permitted, under the terms of the Debentures, to elect to pay cash to the holders of Debentures in an amount equal to the market price of the Debentures.

The KM Transaction constituted an Exchange Event under the above-described terms of the Debentures. KMEP agreed in the Purchase Agreement to cause one of its affiliates, Kinder Morgan Operating L.P. "D", a Delaware limited partnership, to perform all of Holdings' obligations relating to the Debentures, including the obligation to offer to exchange Debentures as described above (the "Exchange Offer"). Pursuant to the Purchase Agreement, the parties agreed that as a result of the KM Transaction, each $1,000 principal amount of Debentures would, under their original terms, become exchangeable for 51.720927 KMEP Common Units (which is equal to the Debentures existing conversion ratio of 37.2093 SFP Common Units per $1,000 principal amount of Debentures, multiplied by the 1.39 ratio at which KMEP Common Units were exchanged for outstanding SFP Common Units in the KM Transaction). SFPPI further agreed in the Purchase Agreement to place the certificates representing the former 8,148,148 SFP Common Units owned by it, and the right to receive 11,325,925 KMEP Common Units to which such SFP Common Units become convertible upon completion of the KM Transaction, into escrow for issuance to holders of Debentures who accept the Exchange Offer.

Under the terms of the Debentures, holders of Debentures will have the right to exchange Debentures for KMEP Common Units for a period of at least 30 consecutive days (the "Exchange Period") selected by KMEP and beginning between 45 and 50 days after the closing of the KM Transaction. To the extent that Debentures are not delivered for exchange, the KMEP Common Units into which they are exchangeable will be cancelled and any Debentures not delivered for exchange during the Exchange Period will become due and payable at par, plus accrued and unpaid interest from the date that is 90 days after the completion of the KM Transaction.

KMEP has filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission (File No. 333-46709) for the purpose of making the Exchange Offer, which registration has not yet been declared effective by the Commission. Further detailed information concerning the terms and conditions of the Exchange Offer and information and financial statements relating to KMEP will be set forth or incorporated by reference in such registration statement, including the Prospectus forming a part thereof and the exhibits to such registration statement.

KMEP, a Delaware limited partnership, was organized in August 1992 to acquire and operate the natural gas liquids pipelines of Enron Corp. The current management of KMEP acquired the stock of KMGP from Enron Corp. in February 1997. KMEP's management states that its business strategy is to operate KMEP as a growth-oriented publicly traded limited partnership by reducing operating costs, better utilizing and expanding its asset base, and making selective, strategic acquisitions that are accretive to KMEP Common Unit holders.

Through its operating limited partnerships, KMEP manages a diversified portfolio of midstream energy assets. At March 6, 1998, KMEP was the sole owner and operator of three pipeline systems (the "KMEP Pipeline System"), which transports Natural Gas Liquids ("NGLs"), refined petroleum products, and carbon dioxide ("CO2"), and two modern, high-speed coal terminaling facilities (the "Coal Terminals"). The KMEP Pipeline System consists of (i) the North System, which transports petroleum products from South Central Kansas to the Chicago area and various intermediate points, (ii) the Cypress Pipeline, which transports purity ethane from the NGL hub in Mont Belvieu, Texas to a major petrochemical producer in Lake Charles, Louisiana, and (iii) upon completion of the KM Transaction, SFPP. KMEP also owns an indirect 25% interest in a Y-grade fractionation facility. On March 5, 1998, KMEP entered into a transaction with affiliates of Shell Oil Company ("Shell") to form Shell CO2 Company, Ltd., as a Delaware limited partnership ("Shell CO2 Company"), which will explore, produce, market and transport CO2 for enhanced oil recovery throughout the continental United States. KMEP received a 20% interest in Shell CO2 Company by contributing its Central Basin Pipeline (a West Texas CO2 pipeline) and approximately $25 million in cash.

As a result of the KM Transaction, KMEP is one of the largest common carrier pipeline systems in terms of volume of deliveries, barrel miles and pipeline mileage in the United States, with over 5,000 miles of trunk pipeline serving 15 states.

Other Information
-----------------

BNSF is a holding company that presently owns subsidiaries engaged primarily in railroad transportation operations, conducted principally by The Burlington Northern and Santa Fe Railway Company, serving the western, central, midwestern and southeastern regions of the United States.

KMEP, BNSF and The Burlington Northern and Santa Fe Railway Company are all subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance therewith file reports and other information with the Securities and Exchange Commission, to which reference is made for detailed financial and other information regarding their respective businesses. Prior to its liquidation in March 1998, the Partnership was also subject to such informational requirements.

ITEM 2. PROPERTIES.

As discussed above, the Company, through SFPPI, owned an approximate 44% interest in the Partnership until March 6, 1998. The net book value of the Partnership's pipeline system, truck loading terminals and other properties aggregated approximately $630 million at December 31, 1997. The Company itself does not own any significant properties or facilities.

ITEM 3. LEGAL PROCEEDINGS.

Substantially all of the Partnership's pipeline operations were common carrier operations subject to federal or state rate regulation. The Partnership's interstate common carrier pipeline operations were subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act which requires, among other things, that petroleum product pipeline rates be "just and reasonable" and nondiscriminatory. The FERC methodology is subject to clarification and reconsideration in individual cases and leaves many issues for determination on a case-by-case basis. Alternatively, pipelines that can demonstrate that they operate in competitive markets may be allowed to establish tariffs under a less stringent form of "light-handed" rate regulation. Intrastate common carrier operations of the Pipeline System in California are subject to regulation by the California Public Utilities Commission ("CPUC") under a "depreciated book plant" methodology, which is based on an original cost measure of investment.

The Partnership's operations were also subject to federal, state and local laws and regulations relating to protection of the environment, including laws and regulations relating to water, air, solid waste and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from the transportation and storage of such materials in the ordinary course of operations and may give rise to claims and potential liability for injuries to employees, other persons, property, and the environment.

Set forth below are descriptions of litigation and administrative proceedings to which the Partnership was subject at the date of the completion of the KM Transaction described herein. Such litigation and proceedings, to which Holdings is not a party, except as noted below, were not terminated by the completion of the KM Transaction.

SFPP EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS

In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso"), filed separate, though similar, civil lawsuits (the "East Line Civil Litigation") against SFPP arising from SFPP's alleged failure to provide additional pipeline capacity from El Paso, Texas to Tucson and Phoenix, Arizona. In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the direction of flow of the six-inch pipeline between Phoenix and Tucson and challenging SFPP's proration policy, as well as SFPP's existing East Line rates.

FERC PROCEEDINGS - At various dates following El Paso's September 1992 filing,
----------------
other shippers on SFPP's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation ("Mobil") and Tosco Corporation, filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. Certain of these parties also claimed that a gathering enhancement charge at SFPP's

Watson origin pump station in Carson, California was in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC has consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that
                                                       -- --
they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that SFPP's rates and practices at issue violate the requirements of the Interstate Commerce Act.

The Energy Policy Act of 1992 ("EPACT") provided that existing oil pipeline rates that were in effect without challenge for 365 days prior to the bill's enactment in October 1992 are deemed to be "just and reasonable" under EPACT (i.e., are "grandfathered") and could only be challenged upon a showing of a substantial change in the economic circumstances which were the basis for the rate ("changed circumstances").

Hearings in the FERC proceeding commenced on April 9, 1996 and concluded on July 19, 1996. An initial decision by the FERC Administrative Law Judge was issued on September 25, 1997 (the "Initial Decision"). The Initial Decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under EPACT. The Administrative Law Judge's decision specifically excepted from that ruling SFPP's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of EPACT.

The Initial Decision also included rulings that were generally adverse to SFPP on such cost of service issues as the capital structure to be used in computing SFPP's 1985 starting rate base under FERC Opinion 154-B, the level of income tax allowance, and the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs. The Administrative Law Judge also ruled that the gathering enhancement service at SFPP's Watson origin pump station in Carson, California was subject to FERC jurisdiction and ordered that a tariff for that service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

Briefs on exceptions were filed on November 25, 1997, and briefs opposing exceptions were filed on January 23, 1998. The matters at issue will be submitted to the FERC commissioners for a final decision, which decision is not expected before late-1998. Unless the FERC's final decision is substantially more favorable to SFPP's position on the above-described methodological issues than the Initial Decision, payment of reparations and the filing of reduced tariff rates will be required, primarily on the East Line.

The complainants in FERC Docket Nos. OR92-8-000 et al. are seeking reparations,
                                                -- --
aggregating approximately $35 million, for shipments between 1990 and 1994 as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. If the complainants were to prevail on all claims, it is estimated that reparations resulting from such rate reductions for shipments in 1995, 1996, and 1997 would aggregate approximately an additional $80 million, resulting in total reparations for the period 1990 to 1997 of approximately $115 million, plus interest of approximately $30 million.

If the Initial Decision were affirmed in its current form by the FERC, Partnership management estimated that the total reparations and interest that would have been payable as of December 31, 1997 would approximate the $30 million in reserves that had been recorded as of that date. Partnership management also estimated that the Initial Decision, in its current form and if applied to the Sepulveda Lines (as defined herein) rate at issue in Docket No. IS98-1-000, would reduce prospective revenues in the range of $8 million to $10 million annually. Under the rulings in the Initial Decision, reparations and interest would continue to accrue at approximately $8 million per annum until new prospective rates become effective.

If SFPP were to lose its "grandfathered" rates due to a finding of "changed circumstances," the losses to the Partnership (KMEP after the consummation of the KM Transaction) could be substantially larger than the amounts currently reserved. As a result, the loss of SFPP's "grandfathered" rates could have a material adverse effect on the Partnership's or KMEP's ability to make distributions to unitholders.

In June 1996, SFPP entered into an agreement with the El Paso bankruptcy trustee to settle El Paso's claims in the FERC Proceeding with a payment by SFPP of $1,250,000. The agreement subsequently was approved by the bankruptcy court, and the presiding FERC Administrative Law Judge permitted El Paso to withdraw its complaint. In September 1996, SFPP and Navajo reached an agreement whereby Navajo agreed to withdraw its complaint against SFPP's West Line rates in exchange for a cash payment of $1,000,000. Navajo's request to withdraw its West Line complaint was submitted to the FERC for approval in November 1996 and was subsequently approved. This settlement does not affect Navajo's remaining complaint against SFPP's East Line rates. In addition, prior to issuance of the Initial Decision, SFPP announced that it had reached tentative agreements with two other complainants in Docket Nos. OR92-8-000 et al., resolving those
                                                 -- --
parties' claims in that proceeding; however, it is not currently anticipated that those agreements will be finalized in accordance with their tentative terms.

In December 1995, Texaco filed an additional FERC complaint, which involves the question of whether a tariff filing is required for movements on certain of SFPP's lines upstream of its Watson, California station origin point (the "Sepulveda Lines") and, if so, whether those rates may be set in that proceeding and what those rates should be. Texaco's initial complaint was followed by several other West Line shippers filing similar complaints and/or motions to intervene, all of which have been consolidated into Docket Nos. OR96-2-000 et
                                                                           --
al.
--

On August 5, 1997, the FERC found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it rules on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for a market power proceeding which has been designated Docket No. OR98-11-000 and which, if granted, will enable it to charge market-based rates for this service. In early March 1998, protests and motions to intervene in the market power determination were filed by ARCO, Texaco, Tosco Corporation and a late motion to intervene was filed by GATX Terminals Corporation, which motions are currently pending.

On October 22, 1997, ARCO, Mobil and Texaco filed a new complaint at the FERC (Docket No. OR98-1-000) challenging the justness and reasonableness of all of SFPP's interstate rates. The new complaint again challenges SFPP's East and West Line rates and raises many of the same issues, including a renewed challenge to the grandfathered status of West Line rates, that have been at issue in

Docket Nos. OR92-8-000, et al. The new complaint asserts that the KM Transaction
                        -- --
and the cost savings anticipated to result from the transaction constitute "changed circumstances" that provide a basis for terminating the "grandfathered" status of SFPP's otherwise protected rates. The complaint further seeks to establish that SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon are also subject to "changed circumstances" and, therefore, can be challenged as unjust and unreasonable. On November 21, 1997, Ultramar Diamond Shamrock Corporation filed a similar complaint at the FERC (Docket No. OR98-2-000) and Chevron, Navajo and Refinery Holding Company, L.P. filed motions to intervene in Docket No. OR98-1-
000. Both reparations and prospective rate reductions are sought for movements on all of the lines.

The Partnership filed answers to these complaints on November 21, 1997 and December 22, 1997. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. The FERC stated that it would, at that time,
                          -- --
afford the complainants the opportunity to amend their complaints in light of any findings of the FERC in Docket Nos. OR92-8-000 et al. The FERC also stated
                                                   -- --
that the complainants should identify more specifically the specific services at issue and the rates and charges upon which they are basing their claims for relief.

Applicable rules and regulations in this field are vague, relevant factual issues are complex and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "changed circumstances," which is the showing necessary to make "grandfathered" rates subject to challenge. Partnership and KMEP management stated in the KM Transaction Proxy Statement that they believe, after consultation with FERC counsel, that the KM Transaction, standing alone, should not be found to constitute "changed circumstances;" however, the realization of the cost savings anticipated to arise from the KM Transaction may increase the risk of a finding of "changed circumstances." If "changed circumstances" are found, SFPP rates previously "grandfathered" under EPACT may lose their "grandfathered" status and, if such rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction together with reparations for periods from the date of the complaint to the date of the implementation of the new rates.

Although there can be no assurance regarding the ultimate resolution of the FERC proceedings, Partnership and KMEP management stated in the KM Transaction Proxy Statement that they believe (in light of numerous factors, including the existing limited precedent, the Initial Decision of the Administrative Law Judge in the current proceeding, existing risks of litigation unrelated to the KM Transaction, and policies of the FERC that favor and encourage cost reductions by pipelines) that consummation of the KM Transaction and realization of the anticipated cost savings should not have a material adverse effect on their current ability to resolve the FERC cases. KMEP further stated that it believes that the final resolution of the FERC proceedings should not have a material adverse effect on KMEP's results of operations, financial condition, liquidity and ability to maintain distribution levels following the closing of the KM Transaction. No reliable prediction can be made whether settlement agreements will be completed with some or all of the complainants, the final terms of any such settlement agreements that may be consummated, or the final outcome of the FERC proceedings should they be carried through to their conclusion, and it is possible that current or future proceedings could be resolved in a manner adverse to KMEP. An adverse resolution could have a material adverse effect on KMEP.

EAST LINE CIVIL LITIGATION - The civil actions brought by Navajo and El Paso
--------------------------
were filed in New Mexico and Texas, respectively, seeking actual, punitive and consequential damages alleged to have been caused by SFPP's failure to provide additional pipeline capacity from El Paso to Tucson and Phoenix.

In July 1993, SFPP reached a settlement with Navajo whereby Navajo agreed to dismiss its civil litigation in New Mexico and SFPP agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between El Paso and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within five years of the date of the agreement.

El Paso's August 1992 civil action, as amended, claimed unspecified actual damages, which appeared to include the alleged $190 million cost of its refinery expansion, plus punitive and consequential damages. In addition, in October 1995, El Paso's general partner, El Paso Refining, Inc. ("EPRI"), filed a Second Amended Petition seeking unspecified damages arising from alleged unfulfilled representations of Partnership management with respect to future East Line capacity, alleging that such representations had been relied upon in negotiating the terms by which EPRI exchanged its refinery assets for ownership interests in El Paso in 1989. In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations and, in November 1993, the bankruptcy was converted to a Chapter 7 liquidation proceeding.

On February 25, 1997, SFPP entered into an agreement with the El Paso bankruptcy trustee, which, subject to the approval of the bankruptcy court, would settle all claims raised by El Paso and EPRI in exchange for the payment of $16 million by SFPP in two equal installments. On July 27, 1997, the time for any further appeals expired, and the settlement became final. Under the terms of the settlement agreement, SFPP paid $8 million to the El Paso estate in October 1997 and the remaining $8 million is payable by SFPP in June 1998.

SFPP CALIFORNIA PUBLIC UTILITIES COMMISSION PROCEEDING

A complaint was filed with the CPUC on April 7, 1997 entitled ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. vs. SFPP, L.P. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year. On November 26, 1997, SFPP filed responsive testimony defending the justness and reasonableness of its rates and rebuttal testimony was filed on December 12, 1997. Hearings and oral arguments before the Administrative Law Judge were completed on January 15 and March 17, 1998, respectively. A CPUC decision is expected in the third quarter of 1998.

SFPP ENVIRONMENTAL MATTERS

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Since August 1991, SFPP, along with several other respondents, has been involved in a cleanup project ordered by the United States Environmental Protection Agency ("EPA") relating to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada. The EPA approved the respondents' remediation plan in September 1992 and the remediation system began operations in September 1995. As of March 6, 1998, SFPP was also involved in 15 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and three other state agencies.

In January 1996, the Partnership and the General Partner initiated two legal actions against a total of 34 past and present insurance carriers (SFPP, L.P., Santa Fe Pacific Pipeline Partners, L.P. and Santa Fe Pacific Pipelines, Inc. vs. Agricultural Insurance Company, et al. and SFPP, L.P., Santa Fe Pacific
                                    ------
Pipeline Partners, L.P. and Santa Fe Pacific Pipelines, Inc. vs. Associated International Insurance Company, et al., Superior Court of the State of
                                 ------
California for the County of San Mateo, Docket Nos. 395109 and 395121, respectively). These actions seek a judicial determination that the insurance policies issued by the defendant insurers provide coverage to SFPP and the General Partner for certain costs, liabilities and settlements relating to approximately 30 environmental sites, including Sparks, Nevada. The defendant insurers have filed initial responsive pleadings in these actions, and discovery is in progress.

PARTNERSHIP UNITHOLDER LAWSUITS

Four purported unitholder class actions have been filed arising out of the KM Transaction. On October 23, 1997, shortly after the announcement of the KM Transaction, a purported SFP Common Unit holder class action was filed in the Court of Chancery of the State of Delaware (Ruderman v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16002NC). Later on the same day, another purported SFP Common Unit holder class action was filed in the Superior Court of the State of California, County of Orange (Vogel v. Santa Fe Pacific Pipeline Partners, L.P., Case No. 785816). Additional purported SFP Common Unit holder class actions were filed in the Court of Chancery of the State of Delaware on October 24, 1997 (Beck v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16005) and on November 6, 1997 (Hocheiser v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16023NC). The foregoing causes of action are referred to as the "Unitholder Suits."

The actions name as defendants SFPP, the General Partner, and the individual members of the General Partner's Board of Directors. In addition, Vogel and Ruderman name KMEP as a defendant and Beck and Hocheiser name Holdings as a defendant. In general, the actions variously allege that the individual defendants suffered from a conflict of interest in the negotiation of the KM Transaction, that despite this conflict they did not appoint or retain independent representation for the SFP Common Unit holders, and that this conflict resulted in an excessive payment to the General Partner. The actions further allege that the defendants breached their duties of loyalty and due care to the SFP Common Unit holders and that the defendants failed to fully inform themselves about the value of the SFP Common Units (including allegedly failing to obtain valid appraisals of the value of the General Partner's interests in SFPP, failing to conduct an auction process or active market check, and failing to examine the fairness of the KM Transaction). Beck, Hocheiser and Vogel allege that the terms of the KM Transaction are intrinsically unfair and inadequate from the SFP Common Unit holders' perspective. Ruderman alleges that the payment to the General Partner "constitutes an unlawful payoff, kickback, or conversion of Partnership assets." Vogel alleges that the defendants allowed the price of the SFP Common Units to be capped, depriving plaintiffs of the opportunity to realize an increase in the value of the SFP Common Units. Beck and Hocheiser allege that the defendants intended to take advantage of the disparity between the knowledge and information possessed by the defendants compared to the class by inducing the SFP Common Unit holders to approve the KM Transaction based on incomplete or inadequate information. The three actions filed in Delaware have been consolidated into one action.

The actions seek certification of a class action on behalf of the SFP Common Unit holders. The actions seek preliminary and permanent injunctions of the KM Transaction, rescission of the KM Transaction if it is consummated, an award of rescissory damages and other damages including attorneys' fees, an accounting by defendants of any special benefits obtained from the KM Transaction, imposition of a constructive trust for any consideration received by the defendants, and any other relief the court finds appropriate.

The defendants believe that all of these lawsuits are without merit and have opposed them vigorously. On February 23, 1998, the parties entered into a Memorandum of Understanding (the "MOU") contemplating a settlement of these lawsuits. Under the terms of the MOU, defendants agreed, among other things, to distribute to holders of record of SFP Common Units and KMEP Common Units preliminary, unaudited fourth quarter and full year 1997 financial results, and a statement that the Special Committee (defined below) had reviewed and considered those preliminary results in rendering its February 4, 1998 fairness opinion concerning the KM Transaction. The Special Committee was a committee of directors deemed by the General Partner's Board of Directors to be independent of the interests of the General Partner in the KM Transaction. In the MOU, the defendants also agreed not to oppose an award of attorneys' fees up to $325,000 and plaintiffs' expenses up to $25,000. Pursuant to the MOU, a stipulation of settlement is to be negotiated, executed and filed with the California court within 60 days of the signing of the MOU. Upon final judgement in California, the parties have agreed in the MOU to seek dismissal with prejudice of the Delaware action on res judicata grounds.

OTHER
SFPP and Southern Pacific Transportation Company ("SPTC") have been engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of
                                                    -- ---
the State of California for the County of San Francisco, filed August 31, 1994). Under an agreement entered into among the parties in 1994, the amount of annual rent for such easements for the first year of the ten-year period that began January 1, 1994 is to be based on the fair market value of the easements, with the rent for subsequent years to be subject to annual inflation adjustments.

This matter was tried in the latter part of 1996 and the court issued its Statement of Tentative Decision in January 1997. The Statement of Tentative Decision indicated that the court intended to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued by SFPP. On May 7, 1997, the judge issued a Statement of Decision and Judgment that reaffirmed the conclusions set forth in his January 1997 Statement of Tentative Decision. Motions of appeal were filed by SPTC and SFPP in July and August, 1997, respectively, and such appeals remain pending as of the date hereof.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

All 1,000 shares of Holdings' authorized and outstanding $0.01 par value common stock are owned by The Burlington Northern and Santa Fe Railway Company ("Railway"). On January 2, 1998, Santa Fe merged with and into Railway. The Company declared and paid cash dividends to Santa Fe aggregating $2,000,000 and $7,000,000 in 1997 and 1996, respectively. No dividends were paid in 1995.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.

Holders of the Company's outstanding Debentures will be able to exchange those Debentures for KMEP Common Units pursuant to the Exchange Offer described in
Item 1 hereof. The following narrative analysis should be read in conjunction with the financial information included in KMEP's 1997 Form 10-K. In addition, as one of the Company's principal assets is its notes receivable from BNSF, this narrative analysis should also be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations of BNSF, filed as Exhibit 99.2 to this Form 10-K.

The Company's equity in income of the Partnership for the year ended December 31, 1997 of $33.2 million was $8.2 million, or approximately 33%, higher than in 1996 primarily due to higher environmental and litigation costs recorded by the Partnership in 1996. The Partnership's results of operations include provisions for litigation costs aggregating $8.0 million and KM Transaction costs of $2.3 million in 1997. Provisions for environmental and litigation costs aggregated $23.0 million in 1996. Excluding these provisions, the Company's adjusted equity in income of the Partnership would have been $38.0 million in 1997, compared to the adjusted equity income balance of $35.6 million in 1996. Full year Partnership revenues of $244.4 million were $4.3 million, or approximately 2%, higher than in 1996, with trunk revenues being approximately 2% higher due, primarily, to growth in total volumes transported. Other Partnership revenues increased $1.5 million due to the higher volumes delivered.

Partnership operating expenses in 1997 of $138.1 million were $13.9 million lower than in 1996. Excluding the provisions described above, 1997 operating expenses would have been $1.1 million, or about 1%, higher than in 1996, with higher field operating expenses ($7.5 million) and depreciation and amortization ($0.3 million), being partially offset by lower facilities costs ($2.6 million), general and administrative expenses ($3.8 million) and power costs ($0.4 million). The Partnership's other income, net increased by $1.3 million compared to 1996, primarily due to higher interest income, which was attributable to higher cash balances.

Interest income is earned on the Company's notes receivable from BNSF, with the interest rates being tied to the Federal Funds rate. Through the year ended December 31, 1997, interest expense was accrued based on the quarterly distribution paid on the 8,148,130 SFP Common Units for which the Debentures were, under certain specified conditions, exchangeable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 30, 1998, appear on pages F-1 through F-15 of this Report.

The consolidated financial statements of BNSF, together with the report thereon of Price Waterhouse LLP dated February 6, 1998, are filed as Exhibit 99.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

                                                                                                    Page
                                                                                                    ----
   (1) Financial Statements of SFP Pipeline Holdings, Inc.:
         Report of Independent Accountants.........................................................   F-1
         Consolidated Balance Sheet as of December 31, 1997 and 1996...............................   F-2
         Consolidated Statement of Operations for the three years ended December 31, 1997..........   F-3
         Consolidated Statement of Cash Flows for the three years ended December 31, 1997..........   F-4
         Notes to Consolidated Financial Statements................................................   F-5

       Financial Statements of Burlington Northern Santa Fe Corporation (a):
         Report of Independent Accountants.........................................................    21
         Consolidated Statement of Income for the three years ended December 31, 1997..............    22
         Consolidated Balance Sheet as of December 31, 1997 and 1996...............................    23
         Consolidated Statement of Cash Flows for the three years ended December 31, 1997..........    24
         Consolidated Statement of Changes in Stockholders' Equity
           for the three years ended December 31, 1997.............................................    25
         Notes to Consolidated Financial Statements................................................    26

          (a) Incorporated by reference from the indicated pages of BNSF's 1997 Annual Report to Stockholders and filed as Exhibit 99.1 to this Report.

(2)  Financial Statement Schedules: None

(3)  Exhibits: The following exhibits are filed as a part of this Report:

 Exhibit
 Number                                  Description
--------   ---------------------------------------------------------------------
  2.1 Purchase Agreement dated October 18, 1997 by and among Kinder Morgan Energy Partners, L.P. and Kinder Morgan G.P., Inc. and Santa Fe Pacific Pipeline Partners, L.P., Santa Fe Pacific Pipelines, Inc. and SFP Pipeline Holdings, Inc. Incorporated by reference to Exhibit 2.1 to the Partnership's Report on Form 8-K dated October 18, 1997 (date of earliest event reported) and filed on October 29, 1997.

  3.1 Certificate of Incorporation of the Registrant, dated as of June 26, 1990. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-35638) filed on June 29, 1990 ("Registrant's Form S-1").

  3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 to Registrant's Form S-1.

  4.1 Indenture dated September 13, 1990, between the Registrant and Security Pacific National Bank, National Association, as Trustee, relating to the Variable Rate Exchangeable Debentures Due 2010 (the "Debentures"). Incorporated by reference to Exhibit 4.1 to the Registrant's 1990 Form 10-K.

  4.2* First Supplemental Indenture dated March 6, 1998, between the Registrant and First Trust of California, National Association (successor Trustee to Bank of America, N.T. & S.A., successor by merger to Security Pacific National Bank), Trustee, relating to the Debentures.

 Exhibit
 Number                                  Description
---------  ---------------------------------------------------------------------
  4.3 Amended and Restated Agreement of Limited Partnership of Santa Fe Pacific Pipeline Partners, L.P., dated as of December 19, 1988, as amended by Amendment No. 1 thereto, dated as of December 7, 1989. Incorporated by reference to Exhibit 4.2 to Registrant's Form S-1.

  4.4 First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate note agreements, identical except for signatures), executed by the Operating Partnership, relating to $355 million aggregate principal amount of First Mortgage Notes. Incorporated by reference to Exhibit 4.3 to Registrant's Form S-1.

  10.1     Santa Fe's Supplemental Retirement Plan. Incorporated by reference to
           Exhibit 10(d) to Santa Fe's 1984 Form 10-K. The Plan, as amended as of October 1, 1989, and a Plan amendment dated February 27, 1990 are incorporated by reference to Exhibit 10(d) to Santa Fe's 1989 Form 10-K.**

  10.2 Santa Fe's Incentive Stock Compensation Plan. Incorporated by reference to Exhibit 10(e) to Santa Fe's 1985 Form 10-K. Plan amendments dated May 28, 1987 and October 29, 1987 are incorporated by reference to Exhibit 10(e) to Santa Fe's 1987 Form 10-K. Amendments dated March 8, 1989, June 8, 1989 and February 27, 1990 are incorporated by reference to Exhibit 10(e) to Santa Fe's 1989 Form 10-K. A Plan amendment dated July 24, 1990 is incorporated by reference to Santa Fe's June 30, 1990 Form 10-Q. A Plan amendment dated December 4, 1990 is incorporated by reference to Santa Fe's 1990 Form 10-K.**

  10.3 Trust Agreement, dated July 6, 1987, between Santa Fe and Harris Trust and Savings Bank as Trustee, as amended on October 28, 1987 and November 2, 1987. Incorporated by reference to Exhibit 10(k) of Santa Fe's 1987 Form 10-K. Amendment to Trust Agreement, dated September 1, 1988, is incorporated by reference to Exhibit 10(i) to Santa Fe's 1988 Form 10-K.**

  10.4 The Santa Fe Pacific Pipelines, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1. A Plan amendment dated January 12, 1994 is incorporated by reference to Exhibit 10.5 to the Registrant's 1993 Form 10-K.**

  10.5 The MLP Incentive Plan is incorporated by reference to Exhibit 10.9 to Registrant's Form S-1.**

  10.6     The MLP Phantom Unit Incentive Plan is incorporated by reference to
           Exhibit 10 to the Registrant's June 30, 1993 Form 10-Q.**

  10.7 Form of Employment Agreement, effective June 1, 1990, between Santa Fe Pacific Pipelines, Inc. and I. Toole, Jr., J. M. Abboud, B. R. Pearl, R. G. Cunningham and L. B. Boarts, and, effective December 1, 1991, between Santa Fe Pacific Pipelines, Inc. and R. L. Edwards. Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Form S-1.**

 Exhibit
 Number                                  Description
---------  ---------------------------------------------------------------------
  10.8 Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among the Members of the Santa Fe Southern Pacific Corporation Affiliated Group, effective January 1, 1987. Incorporated by reference to Exhibit 10.12 to Registrant's Form S-1.

  10.9 Form of Promissory Note issued by Santa Fe to the Company in exchange for one-half of the net proceeds from the sale of the Debentures. Incorporated by reference to Exhibit 21 to Registrant's Form S-1.

  27* Financial Data Schedule as of and for the year ended December 31, 1997.

  99.1* BNSF's consolidated financial statements as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997, together with the report thereon of Price Waterhouse LLP dated February 6, 1998.

  99.2* BNSF's 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations.


           * Filed herewith.
           **  Management contract or compensatory plan or arrangement.

  Note:  Santa Fe was identified as Commission File No. 1-8627.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997:  None.

                                  SIGNATURES

SFP Pipeline Holdings, Inc., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SFP PIPELINE HOLDINGS, INC.

Dated: March 30, 1998           By: /s/ DENIS E. SPRINGER
                                   ---------------------------------
                                          Denis E. Springer
                                   Chairman, President and Chief Executive
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                                    Title
     -----------------------------------      ---------------------------------
                                                    Chairman, President and
                                                    Chief Executive Officer
          /s/ DENIS E. SPRINGER                  (Principal Executive Officer)
     -----------------------------------
              Denis E. Springer                           And Director


          /s/ PATRICK J. OTTENSMEYER              Vice President and Treasurer
     -----------------------------------
              Patrick J. Ottensmeyer              (Principal Financial Officer)

          /s/ THOMAS N. HUND                      Vice President and Controller
     -----------------------------------
              Thomas N. Hund                      (Principal Accounting Officer)

          /S/ ROBERT D. KREBS
     -----------------------------------
              Robert D. Krebs                                 Director

          /s/ JEFFREY R. MORELAND
     -----------------------------------
              Jeffrey R. Moreland                             Director


     Dated: March 30, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of SFP Pipeline Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of SFP Pipeline Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 8, on March 6, 1998, the unitholders of both Santa Fe Pacific Pipeline Partners, L.P. and Kinder Morgan Energy Partners, L.P. approved the terms of the Purchase Agreement referred to in Note 1 and the transactions described therein were completed later that day.



/s/ PRICE WATERHOUSE LLP


Los Angeles, California
January 30, 1998, except as to Note 9, which is as of March 6, 1998

                           SFP PIPELINE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                                       December 31,
                                                                                                   ----------------------------
                                                                                                      1997              1996
                                                                                                   ----------        ----------
                                                    A S S E T S
Current assets
     Cash and cash equivalents ................................................................... $   9,073         $   3,061
     Interest receivable .........................................................................     1,126             1,047
     Other current assets ........................................................................     2,093               295
                                                                                                   ---------         ---------
         Total current assets ....................................................................    12,292             4,403
Investment in Santa Fe Pacific Pipeline Partners, L.P. ...........................................    64,775            59,984
Notes receivable from Burlington Northern Santa Fe Corporation ...................................   130,000           130,000
Debt issuance costs, net .........................................................................     6,114             6,597
Other assets .....................................................................................     2,961             2,701
                                                                                                   ---------         ---------
         Total assets ............................................................................ $ 216,142         $ 203,685
                                                                                                   =========         =========

                                          LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
     Interest payable ............................................................................ $   6,111         $   6,111
      Income taxes currently payable .............................................................     1,253               848
      Other current liabilities ..................................................................     7,889             4,981
                                                                                                   ---------         ---------
         Total current liabilities ...............................................................    15,253            11,940
Long-term debt, net of unamortized discount ......................................................   204,756           204,173
Deferred income taxes ............................................................................    59,082            58,042
Other liabilities ................................................................................     2,090             1,960
                                                                                                   ---------         ---------
         Total liabilities .......................................................................   281,181           276,115
                                                                                                   ---------         ---------
Commitments and contingencies (Note 5) ...........................................................        --                --
                                                                                                   ---------         ---------
Stockholder's deficit
     Common stock ................................................................................         1                 1
     Additional paid-in capital ..................................................................   (33,388)          (33,388)
     Accumulated deficit .........................................................................   (31,652)          (39,043)
                                                                                                   ---------         ---------
         Total stockholder's deficit .............................................................   (65,039)          (72,430)
                                                                                                   ---------         ---------
         Total liabilities and stockholder's deficit ............................................. $ 216,142         $ 203,685
                                                                                                   =========         =========

                See Notes to Consolidated Financial Statements.

                           SFP PIPELINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                                            Year ended December 31,
                                                                                   ---------------------------------------------
                                                                                      1997             1996             1995
                                                                                   -----------      -----------       ----------
Equity in income of
      Santa Fe Pacific Pipeline Partners, L.P....................................    $ 33,198         $ 24,989         $ 19,296

General and administrative expenses
     and other, net of reimbursements............................................         628              477              784
                                                                                   -----------      -----------       ----------
Operating income.................................................................      32,570           24,512           18,512

Interest income..................................................................       8,896            8,835            9,512

Interest expense.................................................................      25,515           25,465           25,434
                                                                                   -----------      -----------       ----------
Income before income taxes.......................................................      15,951            7,882            2,590
Income taxes.....................................................................       6,560            3,439            1,069
                                                                                   -----------      -----------       ----------
Net income.......................................................................       9,391            4,443            1,521

Accumulated deficit
      Beginning of year..........................................................     (39,043)         (36,486)         (38,007)
      Cash dividends.............................................................      (2,000)          (7,000)       --
                                                                                   -----------      -----------       ----------
      End of year................................................................    $(31,652)        $(39,043)        $(36,486)
                                                                                   ===========      ===========       ==========
Administrative expenses reimbursed by
   Santa Fe Pacific Pipeline Partners, L.P
   and not reflected above (Note 6)..............................................    $ 51,385         $ 50,425         $ 45,845
                                                                                   ===========      ===========       ==========

                See Notes to Consolidated Financial Statements.

                           SFP PIPELINE HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                Year ended December 31,
                                                                                     -------------------------------------------
                                                                                       1997             1996             1995
                                                                                     ---------        ---------        ---------
Cash flows from operating activities:
   Net income......................................................................  $  9,391         $  4,443         $  1,521
                                                                                     ---------        ---------        ---------
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities--
      Equity in undistributed earnings of
          Santa Fe Pacific Pipeline Partners, L.P..................................    (4,791)           3,418            8,293
      Deferred income taxes........................................................     1,040           (5,873)          (4,568)
      Changes in:
        Current assets.............................................................    (1,877)             256             (389)
        Current liabilities........................................................     3,313             (914)           2,390
         Other assets and other liabilities........................................      (130)            (177)            (473)
                                                                                     ---------        ---------        ---------
           Total adjustments.......................................................    (2,445)          (3,290)           5,253
                                                                                     ---------        ---------        ---------
           Net cash provided by operating activities...............................     6,946            1,153            6,774
                                                                                     ---------        ---------        ---------
  Cash flows from investing activities.............................................        --               --               --
Cash flows from financing activities:
   Cash dividends..................................................................    (2,000)          (7,000)              --
        Amortization of debt costs and discount....................................     1,066            1,018              973
                                                                                     ---------        ---------        ---------
           Net cash provided (used) by financing activities........................      (934)          (5,982)             973
                                                                                     ---------        ---------        ---------
      Increase (decrease) in cash and cash equivalents.............................     6,012           (4,829)           7,747
Cash and cash equivalents--
   Beginning of year...............................................................     3,061            7,890              143
                                                                                     ---------        ---------        ---------
   End of year.....................................................................  $  9,073         $  3,061         $  7,890
                                                                                     =========        =========        =========
Income taxes paid..................................................................  $  5,115         $  8,945         $  5,175
                                                                                     =========        =========        =========
Interest paid......................................................................  $ 24,445         $ 24,445         $ 24,050
                                                                                     =========        =========        =========

                 See Notes to Consolidated Financial Statements.

                          SFP PIPELINE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). At December 31, 1997, Holdings was a wholly owned subsidiary of Santa Fe Pacific Corporation ("Santa Fe"). Through a business combination in September 1995, Santa Fe became a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"), and on January 2, 1998, merged with and into The Burlington Northern and Santa Fe Railway Company.

Holdings was incorporated in June 1990 by a $1,000 capital contribution from Santa Fe and commenced operations in September 1990, at which time Santa Fe contributed 100% of the outstanding capital stock of SFPPI to Holdings and, as discussed in Note 4, Holdings issued debentures (the "Debentures") in a principal amount of $219 million. Santa Fe Pacific Pipelines, Inc. ("SFPPI" or the "General Partner") serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership formed in December 1988 to acquire and operate the refined petroleum products pipeline business of Santa Fe. Such business was previously owned by Southern Pacific Pipe Lines, Inc. and San Diego Pipeline Company, two indirect wholly owned subsidiaries of Santa Fe (the "Predecessor Companies").

PENDING PARTNERSHIP TRANSACTION AND EXCHANGE EVENT - In October 1997, Holdings, the General Partner and the Partnership entered into a definitive Purchase Agreement with Kinder Morgan Energy Partners, L.P. ("KMEP") and Kinder Morgan G.P., Inc. (collectively, "Kinder Morgan") pursuant to which Kinder Morgan and its affiliates would acquire the Partnership's limited partner interest in its operating partnership subsidiary, SFPP, L.P.. Upon completion of the transactions provided for in the Purchase Agreement (collectively, the "KM Transaction"), the Partnership would liquidate and the Partnership's unitholders would receive 1.39 common units of limited partner interests in KMEP ("KMEP Common Units") in respect of each of the Partnership's 19,148,148 common units. In addition, Kinder Morgan would pay the General Partner $84.4 million for its general partner interest in the Partnership, and SFPP, L.P. would redeem approximately one-half of the General Partner's interest in such subsidiary for an additional $5.8 million.

The KM Transaction has been approved by the boards of directors of the General Partner and Kinder Morgan G.P., Inc., but completion of the transaction is subject to a number of conditions, including approval by the unitholders of both the Partnership and KMEP, receipt of certain third party consents and approval by certain regulatory agencies. Management anticipates closing the KM Transaction in the first quarter of 1998.

Under the terms of the Debentures, the completion of the KM Transaction would constitute an Exchange Event, that would, in general, result in each $1,000 principal amount of Debentures becoming exchangable for a thirty-day period for
37.2093 Partnership common units or, at the issuer's option, cash in an amount equal to the current market price of such principal amount of Debentures. Pursuant to the Purchase Agreement, the parties agreed that, upon closing of the KM Transaction, each $1,000 principal amount of Debentures would become exchangeable for 51.720927 KMEP Common Units (which is equal to the Debentures existing conversion ratio of 37.2093 Partnership common units per $1,000 principal amount of Debentures, multiplied by the 1.39 ratio at which KMEP Common Units would be exchangeable for outstanding Partnership common units in the KM Transaction).

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

REVENUE RECOGNITION - The Company has recorded its 2% general partner interest and approximate 41.7% limited partner interest, represented by its ownership of 8,148,148 Partnership common units, in the Partnership under the equity method of accounting. Interest income is recognized as earned.

CASH EQUIVALENT - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS - Certain comparative prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: INVESTMENT IN SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

The following table sets forth selected financial data for the Partnership, in which SFPPI holds an approximate 44% interest (in thousands, except per unit data):

                                                                      Year ended December 31,
                                                         -----------------------------------------------
                                                              1997             1996             1995
                                                         -------------    -------------    -------------
INCOME STATEMENT DATA
  Total operating revenues...............................     $244,415         $240,142         $233,677
  Operating expenses, excluding provisions...............      130,105          129,021          123,696
  Provisions for environmental and litigation costs......        8,000           23,000           34,000
  Operating income.......................................      106,310           88,121           75,981
  Interest expense.......................................       35,922           36,518           37,247
  Net income.............................................     $ 69,447         $ 52,275         $ 40,367

PER UNIT DATA
  Basic income per unit..................................     $   3.51         $   2.64         $   2.04
  Cash distributions declared per unit...................         3.00             3.00             3.00

                                                                   December 31,
                                                         ------------------------------
                                                              1997             1996
                                                         -------------    -------------
BALANCE SHEET DATA
  Total current assets...................................     $ 78,054         $ 77,909
  Net properties, plant and equipment....................      629,365          628,694
  Total assets...........................................      726,722          725,818
  Total current liabilities..............................       38,675           35,545
  Long-term debt.........................................      355,000          355,000
  Total partners' capital................................      272,937          262,915
Common units outstanding.................................       19,148           19,148
Closing unit price (New York Stock Exchange).............     $  45.75         $  38.00

CASH DISTRIBUTIONS - The Partnership makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Partnership's long-term debt. Distributions are made 98% to the limited partners (the "unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner which increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit.

As the general partner and a limited partner in the Partnership, SFPPI received distributions aggregating $28,407,000, $28,407,000 and $27,589,000, including incentive distributions of $2,734,000, $2,734,000 and $2,351,000, in 1997, 1996
and 1995, respectively. In January 1998, the Partnership declared fourth quarter 1997 distributions on SFPPI's general and limited partner interests aggregating $7,102,000, payable in February 1998. SFPPI's cumulative equity in undistributed earnings of the Partnership was $18,872,000 as of December 31, 1997.

OTHER - SFPPI's recorded investment in the Partnership exceeds the sum of the capital attributed to its interests in the Partnership's financial statements by approximately $6.7 million at December 31, 1997 primarily due to the gain recognized by SFPPI on the sale of the underwriters' over-allotment of preference units in 1989.

Prior to the formation of the Partnership in December 1988, the balance of additional paid-in capital of SFPPI was approximately $286.6 million. As a result of the assumption by SFPPI, prior to the formation of the Partnership, of $350.0 million of indebtedness of Santa Fe associated with the Predecessor Companies' pipeline business and the contribution by Santa Fe to SFPPI's capital of a $25.0 million promissory note (see Note 3), SFPPI's additional paid-in capital was reduced to a deficit balance of $38.4 million as of December 31, 1988. Due to the change in the Company's consolidated capital structure upon Holdings' 1990 acquisition of SFPPI's capital stock, which had been carried at $5.0 million, the deficit balance of additional paid-in capital was subsequently reduced to $33.4 million as of December 31, 1990.

NOTE 3: NOTES RECEIVABLE FROM BURLINGTON NORTHERN SANTA FE CORPORATION

The notes receivable from BNSF consist of a $105 million note issued by Santa Fe in September 1990 in exchange for a portion of the proceeds of the Company's debenture offering (see Note 4) and a $25 million note originally issued by Santa Fe in December 1988. The $105 million note is an unsecured promissory note that will mature and be due and payable in full in August 2010, upon the maturity of the Debentures, and is payable at any time prior to August 2010 to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for the Company to meet its obligations under the Debentures. In June 1990, the $25 million note was exchanged for a substitute promissory note from Santa Fe, also in the principal amount of $25 million, with a maturity and other terms similar to those of the $105 million note. In January 1997, BNSF assumed the obligations associated with the Company's $130 million of notes receivable from Santa Fe. Such promissory notes bear interest at a floating rate, payable quarterly in arrears, equal to one percent above the monthly average effective Federal Funds rate (6.49% in December 1997).

The September 22, 1995 merger of Santa Fe and Burlington Northern Inc. to create BNSF (the "Merger") was accounted for as a purchase and Santa Fe's assets and liabilities were adjusted to their fair value based on the purchase price; purchase accounting adjustments associated with the Company's assets and liabilities were recorded in Santa Fe's books and records and were not reflected in (or "pushed down to") the accompanying consolidated financial statements of the Company. Financial information for BNSF includes Santa Fe's results of operations subsequent to the Merger; data for periods prior to the Merger reflects only the operations of Burlington Northern Inc. The following table sets forth selected financial data for BNSF (in millions, except per share data):

                                                                      Year ended December 31,
                                                         -----------------------------------------------
                                                              1997             1996             1995
                                                         -------------    -------------    -------------
INCOME STATEMENT DATA
  Total operating revenues...............................       $8,413           $8,141           $6,163
  Total operating expenses...............................        6,646            6,393            5,637
  Operating income.......................................        1,767            1,748              526
  Interest expense.......................................          344              301              220
  Income before income taxes.............................        1,404            1,440              334
  Income before extraordinary charge and
   cumulative effect of change in accounting.............          885              889              198

  Net income.............................................       $  885           $  889           $   92

DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary charge and
   cumulative effect of change in accounting.............       $ 5.64           $ 5.74           $ 1.67
  Net income.............................................         5.64             5.74             0.67

                                                                   December 31,
                                                         ------------------------------
                                                              1997             1996
                                                         -------------    -------------
BALANCE SHEET DATA
  Total current assets...................................      $ 1,234          $ 1,248
  Net properties, plant and equipment....................       19,211           17,633
  Total assets...........................................       21,336           19,763
  Total current liabilities..............................        2,060            2,228
  Long-term debt and commercial paper....................        5,181            4,546
  Deferred income taxes..................................        5,175            4,729
  Other long-term liabilities............................        2,108            2,279
  Total liabilities......................................       14,524           13,782
  Total stockholders' equity.............................        6,812            5,981

BNSF's consolidated financial statements as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997, as well as management's discussion and analysis of financial condition and results of operations, are filed as exhibits to this Form 10-K (see Index to Exhibits beginning at page 12 of this Report).

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

The Debentures bear interest at a variable rate, payable quarterly in arrears. The Debentures are exchangeable under certain circumstances at the option of the holders upon the first to occur of certain specified events or final maturity for an aggregate of 8,148,130 Partnership common units presently owned by the Company. Each $1,000 original principal amount of the Debentures is subject to exchange for 37.2093 common units, subject to adjustment and the Company's right to pay cash on the date of exchange in an amount equal to the market price of the Debentures. As discussed in Note 1, the closing of the pending KM Transaction would constitute an Exchange Event and, if completed, each $1,000 principal amount of Debentures would be exchangeable for 51.720927 KMEP Common Units rather than Partnership common units.

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

The original issue discount is being amortized on an effective interest basis over the 20-year estimated period the Debentures will be outstanding. During 1997, 1996 and 1995, interest expense included $585,000, $535,000 and $490,000, respectively, of amortization of the original issue discount; the balance of the discount at December 31, 1997 was approximately $14,225,000. Debt issuance costs are being amortized on a straight-line basis over 20 years; during each of the years 1997, 1996 and 1995, interest expense included approximately $485,000 of amortization of debt issuance costs.

In January 1998, the Partnership declared a cash distribution of $0.75 per common unit for the fourth quarter of 1997; accordingly, the Company accrued interest expense of $6,111,000 (equivalent to the distributions on the 8,148,130 units for which the Debentures would be exchangeable) as of December 31, 1997.

The Debentures are general unsecured obligations of the Company. The indenture restricts the Company from incurring any other additional indebtedness other than up to $5.0 million relating to temporary borrowings from Santa Fe or its affiliates. In addition, the Company has agreed that it will not engage in any other business activities other than as a partner of the Partnership.

The fair value of the Debentures is estimated, based on bid and asked quotations, to be approximately $280 million at December 31, 1997.

NOTE 5: CONTINGENT LIABILITIES

As general partner of the Partnership, SFPPI is contingently liable for the Partnership's $355 million in long-term debt and any other Partnership obligations in the event of default by the Partnership.

PARTNERSHIP'S EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS - Beginning in 1992, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership. The civil suits alleged, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The original FERC proceedings involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive, however, in October 1997, certain shippers filed a new complaint at FERC challenging all of the Partnership's interstate rates. The complainants have filed testimony in the original FERC proceeding seeking reparations for East and West Line shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. If the complainants were to prevail on all of their claims, it is estimated that reparations resulting from such rate reductions for shipments in 1995, 1996 and 1997 would aggregate approximately $80 million, resulting in total reparations for the period 1990 to 1997 of approximately $115 million, plus interest of approximately $30 million. Also in October 1997, complainants in a separate rate proceeding before the California Public Utilities Commission ("CPUC") filed testimony seeking prospective intrastate rate reductions aggregating approximately $15 million per year.

On September 25, 1997, the presiding Administrative Law Judge ("ALJ") in the original FERC proceeding challenging the Partnership's rates on its East and West Lines issued an initial decision (the "Initial Decision"). Virtually all of the Partnership's West Line interstate rates were deemed to be "just and reasonable" by virtue of the "grandfathering" provisions of the Energy Policy Act of 1992 and are not subject to challenge, either for the past or prospectively, in that proceeding. The ALJ ruled adversely, however, to the Partnership's position on several cost of service issues that would affect East Line, and non-grandfathered West Line, rates and on certain other regulatory issues. The Initial Decision is subject to review by the FERC commissioners, who could reach different conclusions, either favorable or unfavorable, on these and other matters in their final decision. If the Initial Decision was affirmed in its current form by FERC, Partnership management estimates that the total reparations and interest that would be payable as of December 31, 1997 would approximate the $30 million in reserves that had been recorded as of that date. Partnership management also estimates that the Initial Decision, in its current form, would reduce revenues prospectively in the range of $8 million to $10 million annually. During the quarter ended December 31, 1997, the Partnership recorded a $2 million provision for litigation costs to reflect the revenue recorded during that quarter that would be subject to refund under the Initial Decision rate methodology.

During 1996, the Partnership pursued settlement efforts to resolve the claims raised in the FERC proceedings. Accordingly, during the quarter ended September 30, 1996, the Partnership recorded an $8 million provision for litigation costs to increase its existing reserves to reflect the total amount that would have been payable under the settlement offers that had been extended as of that date, and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's then current estimate of the ultimate costs of resolution of the FERC proceedings. Previously, during the quarter ended December 31, 1995, the Partnership recorded a $10 million provision to increase its existing reserves relating to the FERC proceedings, the El Paso action and certain other matters.

Partnership management does not believe that the Initial Decision, if affirmed in its current form by FERC, would have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level. Management cannot predict with certainty, however, whether the ALJ's conclusions in the Initial Decision will be affirmed by the FERC or whether the FERC's final decision will be more or less favorable to the Partnership's rate structure than the Initial Decision, nor can management predict with certainty the outcome of the complaint proceedings filed at FERC in October 1997 challenging all of the Partnership's interstate rates. Furthermore, the Partnership is not able to predict whether any prospective California intrastate rate reductions will be required upon the resolution of the CPUC proceeding. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its applicable reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

In the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, the settlement agreement resolving this matter was approved by the bankruptcy court in April 1997 and the orders of the bankruptcy court became final in July 1997. As the amount of the settlement exceeded the amount that had previously been reserved for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997. Under the terms of the settlement agreement, the Partnership paid $8 million to the El Paso estate in October 1997 and the remaining $8 million is payable in June 1998.

PARTNERSHIP ENVIRONMENTAL MATTERS - The Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site.

Along with several other respondents, the Partnership is presently involved in a cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in 15 groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and three other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

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

The Partnership's balance sheet at December 31, 1997 and 1996 includes reserves for environmental costs aggregating $15.9 million and $25.1 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as environmental damage claims, primarily associated with the Sparks environmental site. Approximately $16.2 million in environmental costs were paid and charged against these reserves during 1997. With respect to the costs accrued at December 31, 1997, the Partnership estimates that approximately $6.5 million, $3 million and $2 million will be paid in 1998, 1999 and 2000, respectively, approximately $1 million will be paid per year over the following two years, and less than $1 million will be paid per year over the subsequent five years.

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

OTHER CLAIMS AND LITIGATION - The Company and the Partnership are also parties to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Company or the Partnership, or on the Partnership's ability to maintain its quarterly cash distribution at the current level.

LEASE COMMITMENTS - The Partnership and the General Partner lease space in office buildings and certain computer equipment. Total lease commitments not subject to cancellation at December 31, 1997 are as follows: $1,125,000 in 1998, $1,235,000 in 1999, $1,230,000 in 2000, $1,360,000 in 2001, $1,555,000 in 2002
and $14,675,000 thereafter. The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations.

Rental expense recorded for all operating leases was $8,300,000 in 1997, $8,975,000 in 1996 and $8,850,000 in 1995.

NOTE 6: RELATED PARTY TRANSACTIONS AND POSTRETIREMENT PLANS

The Partnership is managed by the General Partner. Under certain partnership and management agreements, the General Partner, Santa Fe and BNSF are entitled to reimbursement of direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $51.4 million, $50.4 million and $45.8 million in 1997, 1996 and 1995, respectively, include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional service fees. Such reimbursed expenses are not reflected as expenses of the General Partner or the Company in the accompanying financial statements.

The Company is included with certain other affiliates in the Burlington Northern Santa Fe Retirement Plan, a noncontributory defined benefit pension plan established October 1, 1996 (the "Plan") to effect the consolidation of the Santa Fe Pacific Retirement Plan and the Burlington Northern Inc. Pension Plan. The Plan covers substantially all officers and employees of BNSF and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of credited service and the highest five-year average compensation levels. BNSF's funding policy is to contribute annually at a rate not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes. Since the Company is included with certain other affiliates, detailed Plan information is not available in all cases; however, as of September 30, 1997, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $58.2 million, and the actuarial present value of projected Plan obligations, discounted at 7.75%, was $50.0 million. The expected return on the market value of Plan assets was 9.5% and compensation levels were assumed to increase at 4.0% per year. The Plan assets and obligations associated with former employees of prior affiliates of SFPPI have been assumed by BNSF.

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

The Company's net periodic postretirement benefit cost for approximately 30 former employees of prior affiliates of SFPPI, which was entirely interest cost, was approximately $100,000 in each of the years 1997, 1996 and 1995. The Company's accumulated postretirement benefit obligation for these former employees was approximately $1,950,000 and $1,860,000 at December 31, 1997 and 1996, respectively.

The Company's policy is to fund benefits payable under the medical and life insurance plans as they come due. For employees associated with the Partnership's operations, the following table shows the reconciliation of the plans' obligations to amounts accrued at December 31, 1997 and 1996:

                                                                         Medical Plan                 Life Insurance Plan
                                                                 ---------------------------    ----------------------------
     (In thousands)                                                   1997           1996            1997            1996
                                                                 ------------   ------------    ------------    ------------
     Accumulated postretirement
       benefit obligation:
       Retirees...............................................        $ 3,695        $ 3,435          $2,290          $2,205
       Fully eligible active plan participants................          1,475          1,365              40              30
       Other active plan participants.........................          5,000          5,030             540             665
                                                                 ------------   ------------    ------------    ------------

                                                                       10,170          9,830           2,870           2,900

     Unrecognized prior service credit........................          2,765          3,255              --              --
     Unrecognized net gain (loss).............................          2,845          2,260            (280)           (525)

                                                                 ------------   ------------    ------------    ------------
     Accrued postretirement liability.........................        $15,780        $15,345          $2,590          $2,375
                                                                 ============   ============    ============    ============

The unrecognized prior service credit will be amortized straight-line over the average future service to full eligibility of the active population. For 1997, the assumed health care cost trend rate for medical costs is 10% and is assumed to decrease gradually to 5% by 2007 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $1.3 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1997 by $200,000. For 1997 and 1996, the weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.5% and 7.75%, respectively, and the assumed weighted-average salary increase was 4.0%.

NOTE 7: INCOME TAXES

The provision for income taxes consisted of the following:

                                                                             Year ended December 31,
                                                                ------------------------------------------------------
     (In thousands)                                                  1997               1996             1995
                                                                ----------------    ---------------    ---------------
     Current:
        Federal...............................................      $    5,434          $   7,549          $    4,700
        State.................................................              86              1,763                 937
                                                                  ------------        -----------         -----------
        Total current provision...............................           5,520              9,312               5,637
                                                                  ------------        -----------         -----------
     Deferred:
        Federal...............................................            (239)            (4,859)             (3,767)
        State.................................................           1,279             (1,014)               (801)
                                                                  ------------        -----------         -----------
        Total deferred provision (benefit)....................           1,040             (5,873)             (4,568)
                                                                  ------------        -----------         -----------
        Total provision.......................................      $    6,560          $   3,439          $    1,069
                                                                  ============        ===========         ===========

Total income taxes as reflected in the Company's statement of operations differs from the amounts computed by applying the statutory federal corporate tax rate to income before income taxes as follows:

                                                                           Year ended December 31,
                                          ------------------------------------------------------------------------------------------
   (Dollars in thousands)                          1997                              1996                                1995
                                          -------------------------         -------------------------      -------------------------
   Federal income tax
      at statutory rates..........       $     5,582        35.0%             $  2,758        35.0%          $    907        35.0%
   Increase in taxes
     resulting from:
       State income taxes,
         net of federal benefit...               887         5.6                   487         6.2                 88         3.4
       Other......................                91         0.5                   194         2.4                 74         2.9
                                         -----------    --------            ----------    --------         -----------    --------
   Total provision for
      income taxes................       $     6,560        41.1%            $   3,439        43.6%          $  1,069        41.3%
                                         ===========    ========            ==========    ========         ===========    ========

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

                                                                                  December 31,
                                                                     -----------------------------------
   (In thousands)                                                         1997                 1996
                                                                     -------------         -------------
   Deferred tax debits:
      Postretirement and postemployment benefit accruals.......     $       4,195         $    4,105
      Partnership environmental remediation provision..........             2,515              4,250
      Partnership litigation provision.........................             7,160              7,365
      Other....................................................             4,630              4,245
                                                                    -------------         ----------
                                                                           18,500             19,965
                                                                    -------------         ----------
   Deferred tax credits:
      Remaining cost basis differences of depreciable assets...           (66,160)           (67,915)
      Other differences in cost basis..........................            (6,160)            (6,160)
      Other....................................................            (5,262)            (3,932)
                                                                    -------------         ----------
                                                                          (77,582)           (78,007)
                                                                    -------------         ----------
   Net deferred tax liability..................................     $     (59,082)        $  (58,042)
                                                                    =============         ==========

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


NOTE 8: QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations are summarized below:

                                                 First            Second           Third            Fourth
(In thousands)                                  Quarter          Quarter          Quarter           Quarter
                                             ------------     ------------     ------------     ------------
1997
Operating revenues.........................      $4,894           $9,847           $9,994          $ 8,463
Operating income...........................       4,768            9,699            9,869            8,234
Net income.................................         303            3,278            3,416            2,394

1996
Operating revenues.........................      $7,385           $9,479           $5,536          $ 2,589
Operating income...........................       7,217            9,348            5,559            2,388
Net income (loss)..........................       1,808            3,064              831           (1,260)

  Note: The Partnership recorded provisions for litigation costs aggregating $6 million and $2 million in the first and fourth quarters of 1997, respectively, and $8 million and $15 million in the third and fourth quarters of 1996, respectively.


NOTE 9  SUBSEQUENT EVENT
------------------------

On March 6, 1998, the unitholders of both the Trading Partnership and Kinder Morgan Energy Partners, L.P. approved the terms of the Purchase Agreement referred to in Note 1 to these financial statements, and the transactions described therein were completed later that day.

Under the terms of the Debentures, holders of Debentures will have the right to exchange Debentures for KMEP Common Units for a period of at least 30 consecutive days (the "Exchange Period") selected by KMEP and beginning between 45 and 50 days after the closing of the KM Transaction. To the extent that Debentures are not delivered for exchange, the KMEP Common Units into which they are exchangeable will be cancelled and any Debentures not delivered for exchange during the Exchange Period will become due and payable at par, plus accrued and unpaid interest from the date that is 90 days after the completion of the KM Transaction.