Form 10-K405/A
period 1997-12-31
SFP PIPELINE HOLDINGS INC
filed 1998-04-03
CIK 865459

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

KM Transaction; Impact on Debentures
------------------------------------

In October 1997, the Trading Partnership, SFPPI and Holdings entered into a Purchase Agreement, dated as of October 18, 1997, with Kinder Morgan Energy Partners, L.P. ("KMEP") and Kinder Morgan G.P., Inc., the general partner of KMEP ("KMGP"). The Purchase Agreement and the transactions provided for therein (collectively, the "KM Transaction") were approved by the respective unitholders of the Trading Partnership and KMEP on March 6, 1998, and the KM Transaction was completed later that day. Pursuant to the Purchase Agreement, KMEP acquired substantially all of the assets of the Trading Partnership for approximately
26.6 million common units of limited partner interests in KMEP ("KMEP Common Units") and purchased the general partner interest in the Trading Partnership for $84.4 million in cash. Immediately thereafter, the Trading Partnership was liquidated and each SFP Common Unit then outstanding was converted into 1.39 KMEP Common Units. In connection with the KM Transaction, SFPPI retained a 1% special (non-voting) limited partner interest in SFPP. Immediately following the completion of the KM Transaction, SFPP redeemed approximately one-half of the special limited partnership interest retained by SFPPI for $5.8 million in cash, which amount the parties agreed represented the fair market value of such interest on the date of the Purchase Agreement. In connection with the redemption, SFPPI retained a contingent liability for up to $190 million of SFPP's indebtedness. Apart from that, KMEP has agreed to pay and perform all obligations of Holdings related to the Debentures and has agreed to indemnify and hold harmless BNSF and its subsidiaries, including Holdings and SFPPI, from and against any and all losses, costs, damages, expenses, liabilities and claims arising from or relating to, among other things, the Trading Partnership, SFPP or the Debentures.

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

The complainants in FERC Docket Nos. OR92-8-000 et al. are seeking reparations,
                                                -- --
aggregating approximately $35 million, for shipments between 1990 and 1994 as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. If the complainants were to prevail on all claims, it has been estimated by Partnership management that reparations resulting from such rate reductions for shipment in 1995, 1996, and 1997 would aggregate approximately an additional $80 million, resulting in total reparations for the period 1990 to 1997 of approximately $115 million, plus interest of approximately $30 million.

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

On August 5, 1997, the FERC found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it rules on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for a market power determination which has been designated Docket No. OR98-11-000 and which, if granted, will enable it to charge market-based rates for this service. In early March 1998, protests and motions to intervene in the market power determination were filed by ARCO, Texaco, Tosco Corporation and a late motion to intervene was filed by GATX Terminals Corporation, which motions are currently pending.

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

The Partnership filed answers to these complaints on November 21, 1997 and December 22, 1997, respectively. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. The FERC stated that it would,
                                           -- --
at that time, afford the complainants the opportunity to amend their complaints in light of any findings of the FERC in Docket Nos. OR92-8-000 et al. The FERC
                                                               -- --
also stated that the complainants should identify more specifically the specific services at issue and the rates and charges upon which they are basing their claims for relief.

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

  4.2 First Supplemental Indenture dated March 6, 1998, between the Registrant and First Trust of California, National Association (successor Trustee to Bank of America, N.T. & S.A., successor by merger to Security Pacific National Bank), Trustee, relating to the Debentures.

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

                                   SIGNATURE

SFP Pipeline Holdings, Inc., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SFP PIPELINE HOLDINGS, INC.

Dated: April 2, 1998            By: /s/ THOMAS N. HUND
                                   ---------------------------------
                                        Thomas N. Hund
                                   Vice President and Controller

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

Partnership management does not believe that the Initial Decision, if affirmed in its current form by FERC, would have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level. Partnership management cannot predict with certainty, however, whether the ALJ's conclusions in the Initial Decision will be affirmed by the FERC or whether the FERC's final decision will be more or less favorable to the Partnership's rate structure than the Initial Decision, nor can management predict with certainty the outcome of the complaint proceedings filed at FERC in October 1997 challenging all of the Partnership's interstate rates. Furthermore, the Partnership is not able to predict whether any prospective California intrastate rate reductions will be required upon the resolution of the CPUC proceeding. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its applicable reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

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

Based on the information presently available, it is the opinion of Partnership management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

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