Form 10-Q
period 1998-03-31
SFP PIPELINE HOLDINGS INC
filed 1998-05-15
CIK 865459

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-10595


                          SFP PIPELINE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                         36-3713699
(State of incorporation)                    (I.R.S. Employer Identification No.)

                              2650 Lou Menk Drive
                           Fort Worth, Texas  76131
         (Address of principal executive offices, including zip code)

                                (817) 333-2000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes [X]   No [ ]

Number of shares outstanding of the registrant's common stock ($0.01 par value) as of May 15, 1998: 1,000.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

================================================================================

                          SFP PIPELINE HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                        PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

   Consolidated Balance Sheet at March 31, 1998 and December 31, 1997.......  1

   Consolidated Statement of Operations
     for the three-month periods ended March 31, 1998 and 1997..............  2

   Consolidated Statement of Cash Flows
     for the three-month periods ended March 31, 1998 and 1997..............  3

   Notes to Consolidated Financial Statements...............................  4

Item 2.  Management's Narrative Analysis of the Results of Operations.......  6

Financial Information of Burlington Northern Santa Fe Corporation...........  **


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  7

Item 6.  Exhibits and Reports on Form 8-K...................................  7

Signature...................................................................  8



** Incorporated by reference from Part I of the Form 10-Q of Burlington Northern
   Santa Fe Corporation for the quarter ended March 31, 1998 (Commission File Number 1-11535)

                          SFP PIPELINE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                                     March 31,      December 31,
                                                                        1998            1997
                                                                     ---------      ------------
                                  A S S E T S
Cash and cash equivalents..........................................  $  92,890       $    9,073
Interest receivable................................................      1,238            1,126
Other current assets...............................................        755            2,093
Investment in Santa Fe Pacific Pipeline Partners, L.P..............      4,500           64,775
Investment in Kinder Morgan Energy Partners, L.P.
  Common Units held in escrow......................................    392,874               --
Notes receivable from Burlington Northern Santa Fe Corporation.....    130,000          130,000
Other assets.......................................................      3,087            9,075
                                                                     ---------       ----------
     Total assets..................................................  $ 625,344       $  216,142
                                                                     =========       ==========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Interest payable...................................................  $      --       $    6,111
Income taxes currently payable.....................................     74,619            1,253
Other current liabilities..........................................      1,138            7,889
Variable Rate Exchangeable Debentures..............................    219,000          204,756
Deferred income taxes..............................................     74,361           56,943
Other liabilities..................................................    197,230            4,229
                                                                     ---------       ----------
     Total liabilities.............................................    566,348          281,181
                                                                     ---------       ----------
Commitments and contingencies (Note (f))...........................         --               --
                                                                     ---------       ----------

Stockholder's equity (deficit)
   Common stock....................................................          1                1
   Additional paid-in capital......................................     60,333          (33,388)
   Accumulated deficit.............................................     (1,338)         (31,652)
                                                                     ---------       ----------
     Total stockholder's equity (deficit)..........................     58,996          (65,039)
                                                                     ---------       ----------
     Total liabilities and stockholder's equity (deficit)..........  $ 625,344       $  216,142
                                                                     =========       ==========


         See accompanying notes to consolidated financial statements.

                          SFP PIPELINE HOLDINGS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                              Three months
                                                             ended March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Equity in income of
  Santa Fe Pacific Pipeline Partners, L.P.............    $  4,059     $  4,894

General and administrative expenses
  and other, net of reimbursements ...................         126          126
                                                          --------     --------
Operating income......................................       3,933        4,768
Gain on sale of general partnership interests.........      67,461           --
Interest income.......................................       1,997        2,119
Interest expense......................................          --        6,376
                                                          --------     --------
Income before taxes...................................      73,391          511
Income taxes..........................................      36,077          208
                                                          --------     --------
Net income............................................      37,314          303

Accumulated deficit
     Beginning of period..............................     (31,652)     (39,043)
     Cash dividends...................................      (7,000)      (2,000)
                                                          --------     --------
     End of period....................................    $ (1,338)    $(40,740)
                                                          ========     ========


         See accompanying notes to consolidated financial statements.

                          SFP PIPELINE HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                               Three months
                                                              ended March 31,
                                                             ------------------
                                                               1998      1997
                                                             --------   -------
Cash flows from operating activities:
  Net income ..............................................  $ 37,314   $   303
                                                             --------   -------
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Proceeds from sale of general partnership interests .    90,200        --
      Gain on sale of general partnership interests .......   (67,461)       --
      Equity in undistributed earnings of
        Santa Fe Pacific Pipeline Partners, L.P. ..........     3,043     2,208
      Deferred income taxes ...............................   (40,668)      (26)
      Other, net ..........................................     6,477       (78)
      Changes in--
        Interest receivable ...............................      (112)       26
        Other current assets ..............................     1,338      (206)
        Interest payable ..................................    (6,111)       --
        Income taxes currently payable ....................    73,366      (820)
        Other current liabilities .........................    (6,751)    1,926
                                                             --------   -------
          Total adjustments ...............................    53,321     3,030
                                                             --------   -------
          Net cash provided by operating activities .......    90,635     3,333
                                                             --------   -------
Cash flows from investing activities ......................        --        --
Cash flows from financing activities:
  Cash dividends ..........................................    (7,000)   (2,000)
  Amortization of debt costs and discount .................       182       262
                                                             --------   -------
          Net cash (used) by financing activities .........    (6,818)   (1,738)
                                                             --------   -------
Increase in cash and cash equivalents .....................    83,817     1,595
Cash and cash equivalents--
  Beginning of period .....................................     9,073     3,061
                                                             --------   -------
  End of period ...........................................  $ 92,890   $ 4,656
                                                             ========   =======
Income taxes paid  ........................................  $  1,070   $ 1,055
                                                             ========   =======
Interest paid .............................................  $  6,111   $ 6,111
                                                             ========   =======

         See accompanying notes to consolidated financial statements.

                          SFP PIPELINE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) The accompanying consolidated financial statements include the accounts of SFP Pipeline Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Santa Fe Pacific Pipelines, Inc. ("SFPPI") (collectively, the "Company"). Holdings and SFPPI are wholly owned indirect subsidiaries of Burlington Northern Santa Fe Corporation ("BNSF"). In September 1995, Santa Fe Pacific Corporation ("Santa Fe") and Burlington Northern Inc. consummated a business transaction pursuant to which Santa Fe became a subsidiary of BNSF. On January 2, 1998, Santa Fe merged with and into The Burlington Northern and Santa Fe Railway Company, a wholly owned subsidiary of BNSF. The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1997, as amended. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and December 31, 1997 and the consolidated results of operations for the three month periods ended March 31, 1998 and 1997 have been included. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

(b) In October 1997, Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership"), SFPPI and Holdings entered into a Purchase Agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") and Kinder Morgan G.P., Inc. The Purchase Agreement and the transactions provided for therein (collectively, the "KM Transaction") were approved by the respective unitholders of the Trading Partnership and Kinder Morgan on March 6, 1998, and the KM Transaction was completed later that day. Pursuant to the Purchase Agreement, Kinder Morgan acquired substantially all of the assets of the Trading Partnership for approximately 26.6 million common units of limited partner interests in Kinder Morgan ("Kinder Morgan Common Units") and purchased the general partner interest in the Trading Partnership for $84.4 million in cash. Immediately thereafter, the Trading Partnership was liquidated and each common unit of limited partner interest in the Trading Partnership ("SFP Common Units") then outstanding was converted into the right to receive 1.39 Kinder Morgan Common Units. In connection with the KM Transaction, SFPPI retained a 1% special (non-voting) limited partnership interest in the operating partnership, SFPP, L.P. ("SFPP"). Immediately following the completion of the KM transaction, SFPP redeemed approximately one-half of the special limited partnership interest retained by SFPPI for $5.8 million in cash, which amount the parties agreed represented the fair market value of such interest on the date of the Purchase Agreement. The Company recognized a $67 million one-time pre-tax gain at the time of the sale of the general partner interests. Prior to the closing of the KM Transaction, SFPPI owned 8,148,148 SFP Common Units. At closing, SFPPI placed into escrow certificates representing the right to receive the 11,325,925 Kinder Morgan Common Units into which the SFP Common Units became convertible for issuance to holders of the Company's outstanding Variable Rate Exchangeable Debentures Due 2010 ("VREDs").

Consummation of the KM Transaction constituted an "Exchange Event" under the original terms of the VREDs, as a result of which the VRED holders became entitled to receive either cash equal to the par value of and accrued interest on the VREDs or substantially all of the Kinder Morgan Common Units received by the Company in exchange for its SFP Common Units. Kinder Morgan has agreed to pay and perform all obligations of Holdings related to the VREDs and has agreed to indemnify and hold harmless

BNSF and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the VREDs, the Trading Partnership, or SFPP. Kinder Morgan has commenced an exchange offer (the "Exchange Offer") to the holders of the VREDs pursuant to which it is offering to exchange 51.720927 Kinder Morgan Common Units for each $1,000 principal amount of VREDs. The Exchange Offer will expire May 26, 1998 and Kinder Morgan has stated that all VREDs tendered by the holders thereof in the Exchange Offer will be exchanged on June 4, 1998, with any VREDs that have not been tendered to be redeemed for cash at their principal amount plus accrued and unpaid interest thereon as of that date. Further detailed information concerning the terms and conditions of the Exchange Offer and information and financial statements relating to Kinder Morgan are set forth in the Registration Statement on Form S-4 under the Securities Act of 1933 (the "Exchange Offer Registration Statement") filed by Kinder Morgan with the Securities and Exchange Commission in connection with the Exchange Offer (File No. 333-46709).

The September 22, 1995 business combination of Santa Fe and Burlington Northern Inc. was accounted for as a purchase and Santa Fe's assets and liabilities were adjusted to their fair value based on the purchase price. Purchase accounting adjustments associated with the Company's assets and liabilities were recorded in BNSF's books and records and were not reflected by (or "pushed down to") the Company. Upon consummation of the KM Transaction, the Company recorded its interests in Kinder Morgan Common Units at fair value. At March 31, 1998, the recorded value is based on the closing price of Kinder Morgan Common Units on the New York Stock Exchange. The Company has recorded its VRED obligation at par value at March 31, 1998 which represents the cash value VRED holders are entitled to if a holder does not elect to receive Kinder Morgan Units. The Company has recorded as an other liability $173.9 million representing the difference between the fair value of the Kinder Morgan Common Units and the par value of the VRED's pending consummation of the Exchange Offer.

Certain purchase accounting adjustments unrelated to the Company's investment and VRED obligation were pushed down to the Company upon consummation of the KM Transaction. The adjustments included an adjustment to the Company's deferred tax liabilities to reflect the deferred tax liabilities of BNSF relating to the Company. The net effect of the adjustments increased the Company's additional paid-in capital. The pre-tax gain recognized by the Company is the same amount reported by BNSF reflecting BNSF's purchase accounting cost basis of the general partner interests sold for cash net of transaction and certain other costs. The Company does not anticipate any further gain or loss on the transaction as Kinder Morgan is contractually responsible for the Company's VRED obligations. The Company's special 0.5% (non-voting) limited partnership interest in SFPP has been recorded at an estimated fair value of $4.5 million at March 31, 1998.

(c) SFPPI received distributions aggregating $7.1 million during both the three-month periods ended March 31, 1998 and 1997, by virtue of its general and limited partner interests in the Trading Partnership.

(d) The notes receivable from Burlington Northern Santa Fe Corporation ("BNSF") are due and payable upon the maturity of the Company's VREDs, but are payable at any time prior to that date to the extent, and only to the extent, that Holdings' board of directors determines in good faith that payment is needed, after taking into account all other available funds, for Holdings to meet its obligations with respect to the VREDs. BNSF assumed the obligations associated with these notes from Santa Fe in January 1997. Financial information with respect to BNSF is incorporated herein by reference from BNSF's Form 10-Q for the quarter ended March 31, 1998.

(e) The VREDs bear interest at a variable rate, payable quarterly in arrears. Interest expense for each quarter has generally been recorded in an amount equal to the aggregate amount of distributions declared by the Trading Partnership for that quarter on the 8,148,130 SFP Common Units for which the VREDs were exchangeable prior to the completion of the KM Transaction. On April 22, 1998, Kinder Morgan announced its quarterly distribution of $0.5625 per Kinder Morgan Common Unit for the first quarter, payable May 15, 1998 to unit holders of record on April 30, 1998. As a result of the KM Transaction, Kinder Morgan is responsible for first quarter 1998 interest payable to VRED holders. The Partnership declared cash distributions of $0.75 per SFP Common Unit for the first quarter of 1997, and, accordingly, the Company accrued interest expense of $6.1 million for the three months ended March 31, 1997.

(f) As special limited partner of SFPP, SFPPI remains contingently liable for $190 million of long-term debt of SFPP in the event of default.

As discussed in Note 5 to the Company's consolidated financial statements for the year ended December 31, 1997, certain of the SFPP's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings against SFPP. SFPP's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and, SFPP is, from time to time, subject to environmental cleanup and enforcement actions. Additional information regarding these matters is contained in Kinder Morgan's Exchange Offer Registration Statement referred to in Note (b) and its subsequent filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                   ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS
                         OF THE RESULTS OF OPERATIONS

The sale of substantially all of the assets of the Trading Partnership and related transactions provided for in the previously reported Purchase Agreement, dated October 18, 1997, entered into among the Company, the Trading Partnership and Kinder Morgan were completed on March 6, 1998. See Note (b) to the consolidated financial statements contained herein for further information regarding these transactions. Holders of the Company's outstanding VREDs will be able to exchange those VREDs for Kinder Morgan Common Units pursuant to the Exchange Offer described in Note (b) to such consolidated financial statements. The following narrative analysis should be read in conjunction with the Exchange Offer Registration Statement referred to in Note (b) and the business and financial information included in Kinder Morgan's 1997 Annual Report on Form 10-K and its subsequent filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As one of the Company's principal assets is its notes receivable from BNSF, the following narrative analysis should also be read in conjunction with the first quarter consolidated financial statements and the management's discussion and analysis of financial condition and results of operations of BNSF, filed as Exhibit 99.1 to this Form 10-Q.

For the three months ended March 31, 1998, the Company's net income of $37.3 million was $37.0 million higher than in the first quarter of 1997. The increase in net income is primarily due to a $67.5 million pre-tax gain on the sale of substantially all of the Company's general partner interests in the Partnership as discussed in Note (b) to the consolidated financial statements. As discussed in Note (e) to the consolidated financial statements, no interest expense was accrued in the first quarter of 1998. The Company's equity in income of the Partnership of $4.1 million was $0.8 million, or 17% lower than in the 1996 period primarily due to the sale occurring on March 6, 1998.

The Company's interest income is earned on its notes receivable from BNSF bearing interest at rates tied to the Federal Funds rate. The provision for income taxes resulted in an effective rate of 49.2% compared to 40.7% in the first quarter of 1997 due to higher taxes on the sale.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Kinder Morgan and SFPP are subject to litigation and regulatory proceedings, to which Holdings is not a party and as to which it is indemnified against by Kinder Morgan, that are described in periodic filings by Kinder Morgan pursuant to the Securities Exchange Act of 1934.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report:

         Exhibit 27 Financial Data Schedule as of and for the three months ended March 31, 1998

         Exhibit 99.1 Form 10-Q of Burlington Northern Santa Fe Corporation for the quarter ended March 31, 1998.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:  None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SFP PIPELINE HOLDINGS, INC.
                                              (Registrant)


Date:  May 15, 1998                    By:          /s/ THOMAS N. HUND
                                           ------------------------------------
                                                      Thomas N. Hund
                                               Vice President and Controller
                                            (On behalf of the Registrant and as
                                                principal accounting officer)